Form 10-Q/A
period 1993-09-24
AMDAHL CORP
filed 1994-02-07
CIK 4427

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A


                         AMENDMENT TO QUARTERLY REPORT
                     FILED PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.



                               AMDAHL CORPORATION
             (Exact name of registrant as specified in its charter)



                                AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its quarterly report for the period ended September 24, 1993 filed on form 10-Q as set forth in the pages attached hereto:

                                Part II, Item 6
                               Index to Exhibits
                                 Exhibit 10(a)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AMDAHL CORPORATION


Date:  February 7, 1994            By:  (Ernest B. Thompson)
                                        -------------------
                                        Vice President and
                                        Controller
                                        (Principal Accounting
                                        Officer)

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K:

          (a)  Exhibits:

               10(a)     Amendment to Credit Agreement.

               27        Financial Data Schedule.

          (b)  Reports on Form 8-K:
               No reports on Form 8-K were filed during the quarter ended September 24, 1993.

                              AMDAHL CORPORATION
                              ------------------

                               INDEX TO EXHIBITS
                               -----------------


EXHIBIT                              NAME
- -------                              ----
 10(a) Amendment dated as of September 24, 1993 to Credit Agreement dated November 21, 1990.

 27            Financial Data Schedule.