Form 10-K
period 1993-12-31
AMDAHL CORP
filed 1994-03-29
CIK 4427

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                         COMMISSION FILE NUMBER 1-7713

                               AMDAHL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               94-1728548
        (STATE OF INCORPORATION)                    (I.R.S. EMPLOYER
                                                  IDENTIFICATION NO.)

        1250 EAST ARQUES AVENUE
         SUNNYVALE, CALIFORNIA                         94088-3470
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

                 Registrant's telephone number: (408) 746-6000

          Securities registered pursuant to Section 12(b) of the Act:

                 Title of class                   Name of each exchange on which registered
                 --------------                   -----------------------------------------
   common stock, par value of $.05 per share            American Stock Exchange, Inc.
                                                            London Stock Exchange

                               ----------------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Aggregate market value of the registrant's common stock held by non-affiliates, based on the closing sales price on March 7, 1994: $351,513,118.

  Number of shares of common stock, par value of $.05 per share, outstanding as of March 7, 1994: 115,120,751.

                      DOCUMENTS INCORPORATED BY REFERENCE

  THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE IN THOSE PARTS OF THIS ANNUAL REPORT ON FORM 10-K AS SET FORTH BELOW, BUT ONLY TO THE EXTENT SPECIFICALLY STATED IN SUCH PARTS: (1) REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS SCHEDULED TO BE HELD ON MAY 5, 1994 (THE "PROXY STATEMENT"). THE INFORMATION REQUIRED BY PART III OF THIS FORM 10-K IS INCORPORATED BY REFERENCE FROM THE PROXY STATEMENT AS PROVIDED ABOVE; AND, (2) REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993 (THE "ANNUAL REPORT"). PORTIONS OF THE INFORMATION REQUIRED BY PARTS I AND II OF THIS FORM 10-K ARE INCORPORATED BY REFERENCE FROM THE ANNUAL REPORT AS PROVIDED ABOVE.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

General

          Amdahl Corporation ("Amdahl" or the "Company"), organized in 1970, provides large-scale, high-performance general-purpose computer systems as well as software, storage and communications products. The Company also provides consulting and professional services. Its principal computer systems are architecturally compatible at specific software and hardware interface levels with the basic functions of competing IBM computer systems. The Company also develops and markets certain products for the open systems marketplace.
Amdahl's customer base is diversified and includes large corporations, financial institutions, public utilities, government agencies and universities with high-volume data processing requirements.

          Since its first product shipment in June 1975, the Company has continued to introduce new and more powerful computer systems. In December 1991 Amdahl began initial shipments of its newest system, the 5995M series. In 1993 Amdahl began delivery of higher performance models in this series. Since 1982 Amdahl has also offered high-performance direct access storage devices (DASD) and front-end communications processors (FEP) for use with large-scale computer systems. In the third quarter of 1992 the Company began shipments of its newest line of DASD.

          In addition to its primary product line of large-scale computers and storage systems, Amdahl offers software products, educational and professional services, and hardware maintenance services. As part of its software products, the Company has developed and offers Huron, a comprehensive applications development and production system, and UTS, a UNIX based operating system for the mainframe environment.

          During the latter half of 1993 the Company organized itself along lines of business consisting of its compatible processor, storage, maintenance and professional services, Huron and open systems operations in order to enable Amdahl to more effectively diversify its product offerings beyond those associated primarily with its large-scale computer systems. The Company intends to enhance its professional and consulting services business and also expects to enter into partnerships and alliances with other companies as a way of enhancing its existing product offerings or developing new products and services. For example, in June 1993 Amdahl and Electronic Data Systems Corporation ("EDS") formed a joint venture, Antares Alliance Group, in which Amdahl holds an 80 percent (80%) interest, for the purpose of continuing the development and marketing of Huron as well as certain software products contributed by EDS. The Company has also entered into a series of marketing and development agreements with Sun Microsystems Inc. ("Sun") pursuant to which the Company will offer certain Sun products through its open systems organization. Until its Huron, professional services and open systems offerings are more fully developed, however, the large-scale compatible processor business, including its related storage product and maintenance service components, will continue to be the primary source of the Company's revenues.

          Fujitsu Limited ("Fujitsu"), a major Japanese manufacturer of computer systems, telecommunications equipment and electronic components, owns approximately 45.01% of the Company's outstanding common stock and is of substantial importance to the Company in the areas of manufacturing and technical assistance and supply of subsystems and components. Fujitsu also manufactures the Company's DASD and FEP products. In November 1993 Amdahl and Fujitsu entered into a preliminary agreement pursuant to which Amdahl and Fujitsu would participate in the joint development of the Company's next generation of compatible mainframes. Under the agreement, Fujitsu will undertake primary responsibility for the design and manufacture of these
systems.    Also in January 1994 the Company and Fujitsu entered into an agreement under which Fujitsu would provide loans to the Company in an aggregate amount not to exceed $100,000,000. Because of Amdahl's increased dependence on Fujitsu as its supplier of future large-scale compatible processors and Fujitsu's participation with the Company in certain other ongoing research and development activities, the ability to negotiate favorable pricing terms with respect to future product requirements and to maintain a satisfactory working relationship are important.


Marketing

          The Company markets its products directly through its sales force to customers in the United States, Canada, Western Europe and the Pacific Basin, through Fujitsu in Brazil, Japan, Malaysia and South Korea and through other distributors in Saudi Arabia, Latin America and South Africa. In 1993 approximately 38% of Amdahl's revenues were from international operations.

          The Company offers its products for sale and lease. For further information on leasing see "Note 4 - Equipment Leasing and Third Party Transactions" on pages 21 and 22 of the Annual Report.

          Service for Amdahl products is provided under service and parts warranty or separate maintenance agreements. For further information on warranties, see "Note 1 - Summary of Accounting Policies" on pages 18 and 19 of the Annual Report.

          While it may receive "letters of intent" and "orders" from potential customers, typically the Company does not have a firm contract with a customer until shortly before shipment. In addition, the Company in many cases will permit cancellation of an order without charge at any time until actual delivery, which is common practice in the industry. For these reasons, the Company does not believe indications of customer interest and "orders" constitute a firm "backlog" and believes that a disclosure of a value of unfilled orders is not a meaningful indicator of revenues nor material to an understanding of its business.


Major Customer Information and Geographic Area Data

          The information under "Note 8 - Major Customer, Geographic Area and Product Line Data" on pages 24 and 25 of the Annual Report is incorporated by reference.

Competition

          The principal segment of the data processing industry in which the Company competes remains the highly competitive large-scale computer system and related storage products and services segment. Amdahl markets its products in competition with several major multinational companies with substantial resources. IBM is Amdahl's principal competitor and is dominant in this segment of the computer industry. Competition is based primarily on price and performance, product enhancements and new product development, and customer service and support. However, price/performance relationships can change as new models or enhancements to existing models are introduced and as prices change. The financial strength and long-term viability of the supplier are also important.

          IBM competitive actions in the large-scale computer market and related submarkets have historically taken the form of price reductions and shortened product life cycles. As a result, selling prices and residual values of large-scale computer systems have declined substantially over time. Also, the continuing introduction by IBM of certain product modifications requires that Amdahl also make comparable changes to remain fully compatible. Moreover, IBM has indicated its intention to utilize lower cost technologies in future versions of its large-scale computer systems. While Amdahl has announced similar intentions, a successful introduction by IBM would require a timely response by the Company in order to remain competitive on a price/performance basis.

          The growth in the market for large-scale computers itself has also been affected by rapid technological changes in recent years which have enabled smaller, less costly computer systems to compete for the development of application programs historically run in mainframe environments.

          The areas into which the Company is seeking to diversify its product, software and service offerings are also intensely competitive. Competitors include both highly specialized companies as well as fully integrated vendors such as IBM, Digital Equipment Corporation and Hewlett-Packard Company. New computer products, particularly in the open systems marketplace, are subject to rapid technological changes, short product life cycles, frequent product enhancements and price reductions. For software products, ease of use, product reliability, quality of technical support and product capabilities are important. Strength of distribution channels and brand name recognition are also of great importance.

          While the Company believes that it can compete successfully in its established and newer areas of business, there remain the inherent risks attendant with the introduction of new technologies and the Company's lack of extensive experience in developing product offerings not related to its traditional compatible processor business.

          For further discussion of competitive conditions, see "Management's Discussion & Analysis - Results of Operations and Factors That May Affect Future Operating Results" on pages 31 through 33 of the Annual Report.


Manufacturing

          Amdahl manufactures its computers in Sunnyvale, California, and near Dublin, Ireland. Major subsystems and components used in its computers are manufactured by Amdahl as well as by Fujitsu. As part of its recently announced restructuring programs, Amdahl has significantly reduced its manufacturing capacity, partly to address the lower levels of business experienced in large-scale mainframes and in anticipation of greater dependence on Fujitsu for the supply of future mainframe products.

          Amdahl purchases under contracts with Fujitsu certain subassemblies and substantially all of its large-scale integrated semiconductor components and high-density printed circuit boards. The FEP and DASD products are manufactured by Fujitsu to Amdahl specifications.

          While the Company seeks to identify qualified second sources of supply and to maintain adequate inventories, it may have only one source of supply for certain critical components, and material interruptions in product shipments could occur if those components were unavailable for a period of time. In addition, if for a substantial period Fujitsu failed to deliver subassemblies, DASDs or certain other equipment as required under manufacturing agreements with Amdahl, or should Fujitsu fail to meet development or manufacturing schedules for future mainframe products, serious interruptions to the Company's delivery schedules would occur, which would have a material adverse effect on the Company.

          The current supply agreements between Amdahl and Fujitsu generally provide for fixed U.S. dollar prices so long as the U.S.-Japanese currency exchange rate remains within a specified range. If the exchange rate fluctuates outside of this range, prices are to be adjusted pursuant to a formula under which Amdahl and Fujitsu will share equally any benefits or disadvantages. For further information regarding purchases from Fujitsu see "Note 3 - Relationship with Fujitsu Limited" on pages 20 and 21 of the Annual Report.

Product Development

          The Company's future prospects depend upon its successful development and introduction of new products. During the last three years, the Company's product development costs, including amounts expended on development of both existing and new products, amounted to $334,514,000 in 1993, $372,365,000 in 1992 and $312,541,000 in 1991. However, as part of recent restructuring efforts, the Company has substantially reduced certain of its product development activities and expects that future product development expenditures will be considerably below those of recent years. The Company intends to rely, to a much greater degree than in the past, on strategic alliances, partnering arrangements and OEM relationships for major new products or product components.


Patents, Licenses and Related Matters

          Amdahl has an active program to file applications for and obtain patents in the United States and in selected foreign countries where a potential market for its products exists. The Company's general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in its products or otherwise expected to be of value. While Amdahl believes that its patents and applications have value, it also believes that its competitive position depends on the ability to successfully enter into partnering or OEM agreements with outside suppliers and the technical competence of its development personnel.

          Amdahl and IBM concluded an agreement pursuant to which each party grants to the other nonexclusive worldwide licenses as to certain of each other's patents to be issued on patent applications having an effective filing date prior to January 1, 1998. Under the agreement, which supersedes prior agreements between the companies, Amdahl is licensed under substantially all IBM patents relating to computer systems, communications networks and related semiconductor technology, generally covering the planned products of the Company while IBM is licensed under substantially all Amdahl patents.

          The Company has also entered into licensing agreements with others and contemplates entering into additional license agreements under patents or know-how in the routine conduct of its business.

Employees

          As of February 25, 1994, the Company had approximately 5,552 full-time employees.


Executive Officers of Amdahl

          The following sets forth certain information regarding the executive officers of Amdahl as of February 1, 1994.

          Mr. John C. Lewis, 58, has been Chairman of the Board since 1987. He was President of Amdahl from 1977, when he joined the Company, until 1987. He was the Company's Chief Executive Officer from 1983 until 1992.

          Mr. Eugene R. White, 62, has been Vice Chairman of the Board since 1987. He served as Chairman of the Board from 1979 to 1987 and as Chief Executive Officer from 1979 to 1983. From 1977 until 1979, Mr. White was Deputy Chairman of the Board, and he was Amdahl's President from 1974 to 1977.

          Mr. E. Joseph Zemke, 53, was elected President and a Director in 1987 and has been the Company's Chief Executive Officer since May 1992. He was the Chief Operating Officer from 1985, when he joined the Company, until 1992.

          Mr. David L. Anderson, 46, has been Vice President and General Manager of Compatible Systems since 1993. Mr. Anderson joined the Company in 1971 and was elected Vice President, Processor Product Management in 1987. In 1989 Mr. Anderson became Vice President of Advanced Systems and in 1992 became Vice President of Compatible Products Development.

          Mr. John C. Cavalier, 54, joined the Company in 1993 as Vice President and General Manager, Huron Sales and Development. In mid-1993 Mr. Cavalier became President and Chief Executive Officer of Antares Alliance Group. From 1990 through 1992 Mr. Cavalier was President and Chief Executive Officer of Bimillennium Corporation and from 1987 through 1990 he was President and Chief Executive Officer of ShareBase Corporation.

          Mr. William F. Ferone, 49, has been Vice President and General Manager of Customer Services since 1992. He joined the Company in 1978 and was elected Vice President of Customer Services in 1987. In 1988 he became Vice President of Unix Systems. Mr. Ferone was elected to the position of Vice President, Marketing, Open Systems Operations in 1990.

          Mr. William Flanagan, 54, joined the Company in 1973 and was elected Vice President of Manufacturing in 1985. Mr. Flanagan has been Vice President of Operations, Compatible Systems since 1993.

          Mr. Charles E. Fonner, 50, joined the Company in 1979 and was elected Vice President of Systems Marketing in 1991. In 1992 Mr. Fonner became the Vice President of Product Management and Marketing.

          Mr. Orval J. Nutt, 53, joined the Company in 1976 and was elected Vice President of Corporate Marketing in 1986 and Vice President and General Manager of U.S. Operations in 1991. In 1993 Mr. Nutt became Vice President and General Manager of Worldwide Field Operations.

          Mr. William F. O'Connell, Jr., 66, was appointed Senior Vice President, Software Business Development in 1993. Mr. O'Connell joined the Company in 1977 as Senior Vice President, Corporate Marketing, and in 1979 became Senior Vice President, International Operations. Mr. O'Connell became Senior Vice President, Corporate Strategy in 1983.

          Mr. Anthony M. Pozos, 53, has been Senior Vice President, Human Resources and Corporate Services since 1986. Mr. Pozos joined the Company in 1976 as Corporate Vice President, Industrial Relations, and in 1983 assumed responsibility for Corporate Services.

          Mr. Edward F. Thompson, 55, has been Chief Financial Officer and Secretary since 1983. Mr. Thompson joined the Company in 1976, was elected Treasurer in 1977 and became a Corporate Vice President in 1980.

          Mr. Ernest B. Thompson, 57, joined the Company in 1978 as Controller. He was elected Corporate Vice President in 1980.

          Ms. Erika Williams, 46, joined the Company in 1978 and was elected Vice President of Processor Business Management in 1990 and Vice President of Compatible Products Management in 1992. In 1993 Ms. Williams was appointed Vice President, Compatible Products Marketing, and then Vice President and General Manager, Enterprise Storage Systems.

          Mr. David B. Wright, 44, joined the Company in 1987 as a regional Vice President of Sales. After being named Vice President of Commercial U.S. Sales in 1989 and Vice President and General Manager of European Operations in 1992, Mr. Wright was appointed Vice President and General Manager of Worldwide Field Operations in 1993.

ITEM 2.  PROPERTIES

          Amdahl's corporate headquarters is in Sunnyvale, California, as are its principal United States manufacturing, marketing, engineering and educational facilities, of which it owns 511,543 square feet and leases 944,041 square feet. Amdahl owns 117,430 square feet of expansion space which is currently leased to outside companies, and several parcels totalling 15.6 acres in the San Jose/Sunnyvale area, of which 7.25 acres are being held as potential future building sites. Amdahl owns a 50,000 square foot administrative facility in Dogmersfield Park, England, a 260,000 square foot manufacturing facility in Dublin, Ireland and a 6,000 square foot engineering facility in Rexburg, Idaho.

          Amdahl also leases approximately 109 sales and service offices throughout the United States, Canada, Europe and the Pacific Basin. See also "Note 12 - Lease Commitments" on page 29 of the Annual Report.

          Restructuring actions, which began in 1993, caused certain Company facilities and properties to be under utilized. Included within this group of facilities and properties are 485,000 square feet of leased properties worldwide, the Dublin manufacturing facility, the Dogmersfield Park facility, the Rexburg facility and 8.35 acres of San Jose property. The 485,000 square feet of leased properties are being, or will be, offered for sublease. The Dogmersfield Park facility, Rexburg facility and 8.35 acres of San Jose property are being offered for sale.


ITEM 3.  LEGAL PROCEEDINGS

          Multiple securities class action lawsuits were filed against the Company and certain of its directors, officers and other employees in September and October of 1992 in the United States District Court for the Northern District of California. These cases were subsequently consolidated into a single action. On September 10, 1993 the Court gave final approval to a settlement of this litigation under which all claims in the litigation were dismissed and finally settled, and plaintiffs and their attorneys received a cash payment from the Company and its insurer. The settlement payment did not have a material impact on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS

         Not Applicable.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK
          HOLDER MATTERS

     The information under "Common Stock Dividends and Price Range" on page 35 of the Annual Report is incorporated by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     The information under "Selected Financial Data" on page 35 of the Annual Report is incorporated by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The information under "Management's Discussion & Analysis" on pages 31 through 34 of the Annual Report is incorporated by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information on pages 13 through 35 of the Annual Report is incorporated by reference.


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III


ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under "Certain Information with Respect to Directors and Officers - Nominees to Board of Directors" in the Proxy Statement is incorporated by reference. Also refer to the item entitled "Executive Officers of Amdahl" in Part I of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

     The information under "Certain Information with Respect to Directors and Officers - Director Compensation" and "Executive Compensation" (but excluding the information under "Compensation Committee Report on Executive Compensation" and "Company Stock Price Performance") in the Proxy Statement is incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under "Principal Stockholders" and "Certain Information with Respect to Directors and Officers - Security Ownership" in the Proxy Statement is incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under "Loans to Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements

Consolidated Financial Statements

     The following consolidated financial statements and related notes, together with the report thereon of Arthur Andersen & Co., independent public accountants, are incorporated by reference from the Annual Report:

     Consolidated Balance Sheets--December 31, 1993 and December 25, 1992.

     Consolidated Statements of Operations for each of the three years in the period ended December 31, 1993.

     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1993.

     Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1993.

(a)(2)    Schedules Supporting Consolidated Financial Statements

          Report of Independent Public Accountants on Schedules

     II   Accounts Receivable from Employees

     V    Property and Equipment

     VI Accumulated Depreciation and Amortization of Property and Equipment

     VIII Valuation and Qualifying Accounts
          and Reserves

     IX   Short-term Borrowings

     X    Supplementary Income Statement Information


Schedules Omitted

     In accordance with the rules of Regulation S-X, the other required schedules are not submitted because (a) they are not applicable to or required by the Company or (b) the information required to be set forth therein is included in the consolidated financial statements or other schedules.

(a)(3)      Exhibits

     Exhibit    Description
     -------    -----------
     3(a)       Restated Certificate of Incorporation, as amended
                (incorporated by reference to Exhibit 3(a) to
                Form 10-K for fiscal year ended December 25,
                1992)

     3(b)       Restated By-Laws (incorporated by reference to
                Exhibit 3(b) to Form 10-K for fiscal year ended
                December 25, 1992)

                Executive Compensation Plans and Agreements
                -------------------------------------------
     10(a) Officer Loan Program, as amended (incorporated by reference to Exhibit 10(a) to Form 10-K for fiscal year ended December 27, 1991)

     10(b)      Amdahl Corporation Restricted Stock Plan, as
                amended (incorporated by reference to Exhibit
                10(c) to Form 10-Q for the quarter ended June 26,
                1992)

     10(c) Amdahl Corporation Stock Option Plan (1971), as amended (incorporated by reference to Exhibit
                10(c) to Form 10-K for fiscal year ended December
                27, 1991)

     10(d)      Amdahl Corporation Stock Option Plan (1974), as
                amended (incorporated by reference to Exhibit
                10(a) to Form 10-Q for the quarter ended June 26,
                1992)

     10(e)      Amdahl Corporation Non-Qualified Stock Option Plan
                (1982), as amended (incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended
                June 26, 1992)

     *10(f)     Amdahl Corporation Executive Incentive Performance
                Plan, as amended

     10(g)      Amdahl Corporation Director Fee Deferral Election
                Plan, as amended (incorporated by reference to Exhibit 10(g) to Form 10-K for fiscal year ended
                December 25, 1992)

     10(h) Amdahl Corporation Deferral Election Plan, as amended (incorporated by reference to Exhibit
                10(h) to Form 10-K for fiscal year ended December
                25, 1992)

     10(i) Form of Option Agreement under the Stock Option Plan (1974) relating to a stock option granted to a non-employee director of Amdahl (incorporated by reference to Exhibit 4(b) of Registrant's Registration Statement 33-55460, filed December 7,
                1992)


     10(j) Form of Notice of Grant of Stock Option and Grant Agreement for incentive stock option grants under the Stock Option Plan (1974) (incorporated by reference to Exhibit 4(f) of Registrant's Registration Statement 33-35547, filed June 22,
                1990)

     10(k) Form of Automatic/Non-Employee Director Grant Non-Qualified Stock Option Agreement dated November 15, 1988 under the Stock Option Plan (1974) (incorporated by reference to Exhibit 4(i) of Registrant's Registration Statement 33-35547, filed June 22, 1990)

     10(l) Form of Automatic/Non-Employee Director Grant Non-Qualified Stock Option Agreement under the Stock
                Option Plan (1974) (incorporated by reference to
                Exhibit 4(j) of Registrant's Registration
                Statement 33-35547, filed June 22, 1990)

     10(m) Form of Non-Qualified Stock Option Agreement for repriced options under the Stock Option Plan
                (1971) and Stock Option Plan (1974) (incorporated by reference to Exhibit 4(m) of Registrant's Registration Statement 33-35547, filed June 22,
                1990)

     10(n) Form of Notice of Grant of Stock Option and Grant Agreement for non-qualified stock option grants under the Stock Option Plan (1971), Stock Option Plan (1974) and Non-Qualified Stock Option Plan
                (1982) (incorporated by reference to Exhibit 4(o) of Registrant's Registration Statement 33-35547, filed June 22, 1990)

     10(o)      Form of Addendum to Stock Option Agreement
                (incorporated by reference to Exhibit 4(m) of Registrant's Registration Statement 33-55460, filed December 7, 1992)

     10(p) Form of Non-Qualified Stock Option Agreement dated December 1, 1992 (incorporated by reference to
                Exhibit 10(p) to Form 10-K for fiscal year ended
                December 25, 1992)

     10(q)      Form of Restricted Stock Purchase Agreement under
                the Restricted Stock Plan (incorporated by
                reference to Exhibit 4(z) of Registrant's
                Registration Statement 33-35547, filed June 22,
                1990)

     10(r)      Form of Addendum to Restricted Stock Purchase
                Agreement (incorporated by reference to Exhibit
                10(r) to Form 10-K for fiscal year ended December
                25, 1992)

     *10(s) Termination Agreement With Named Executive Officer dated July 1, 1993

                      Other Material Agreements
                      -------------------------
     *10(t)     Letter Agreement between Amdahl and Fujitsu dated
                April 3, 1984

     10(u) Agreement between Amdahl and Fujitsu dated March 4, 1982, regarding Conversion and Modification of License Rights (incorporated by reference to Exhibit 10(t) to Form 10-K for fiscal year ended December 25, 1992)

     10(v) Credit Agreement dated November 21, 1990 among Amdahl, certain Amdahl subsidiaries and certain banks (Portions of this exhibit are deleted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10(m) to Form 10-K for the fiscal year ended December 28,
                1990)

     10(w) Development Agreement between Amdahl and Fujitsu dated June 7, 1991 (Portions of this exhibit are deleted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended June 28,
                1991)

     10(x) Amendment dated as of September 24, 1993 to Credit Agreement dated November 21, 1990 (incorporated by reference to Exhibit 10(a) to Form 10-Q/A for the quarter ended September 24, 1993)

     *10(y) Partnership Agreement dated June 21, 1993 between wholly owned subsidiaries of Amdahl and Electronic Data Systems Corporation (Portions of this exhibit are deleted pursuant to a request for confidential treatment)

     *10(z)     Letter of commitment by Fujitsu dated December 3,
                1993

     *10(aa)    Joint Development Agreement between Amdahl and
                Fujitsu dated December 8, 1993 (Portions of this exhibit are deleted pursuant to a request for confidential treatment)

                Additional Exhibits
                -------------------
     *13 Annual Report to Stockholders for fiscal year 1993 (Only portions incorporated by reference)

     *21        List of Subsidiaries

     *23        Consent of Arthur Andersen & Co.

     *24        Powers of Attorney

*Filed herewith

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1993.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To Amdahl Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Amdahl Corporation's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                       Arthur Andersen & Co.


San Jose, California
January 31, 1994

                                                                     SCHEDULE II
                      AMDAHL CORPORATION AND SUBSIDIARIES

                     ACCOUNTS RECEIVABLE FROM EMPLOYEES(1)
                                 (in thousands)

                      BALANCE
                      AT                                 BALANCE
                      BEGINNING                          AT END
NAME OF DEBTOR        OF PERIOD  ADDITIONS  COLLECTIONS  OF PERIOD(2)

Year ended
December 27, 1991:
Bruce O. Beebe             $278       $ 21         $---       $299
David M. Brewer             183         13          ---        196
Orval J. Nutt               104          7          ---        111
Erika Williams              102          7          ---        109


Year ended
December 25, 1992:

Bruce O. Beebe             $299       $  2         $301       $---
David M. Brewer             196          1          197        ---
Eric L. Miles               ---        250          ---        250
Orval J. Nutt               111          6          ---        117
Edward F. Thompson          ---        569          ---        569
Eugene R. White              62         42          ---        104
Erika Williams              109          5           69         45

Year ended
December 31, 1993:

John C. Cavalier           $---       $408         $---       $408
Eric L. Miles               250         16          ---        266
Orval J. Nutt               117          5          ---        122
Edward F. Thompson          569         22          ---        591
Eugene R. White             104         17          ---        121

(1) Includes only amounts receivable from employees with balances due of $100,000 or more at any time during the periods, exclusive of amounts receivable for ordinary travel and expense advances and other items arising in the ordinary course of business.

(2) Depending upon the nature of the amount outstanding, balance is included in current receivables or as an offset to additional paid-in capital.

Except as noted below, these receivables represent loans made under the Officer Loan Program. This program provides qualified individuals with loans at the applicable short term federal interest rate for the purpose of purchasing common stock and/or paying taxes incidental to the purchase of stock. The notes under the Officer Loan Program are due and payable after six months and may be renewed for a maximum of nine additional six-month periods. All loans are collateralized by common stock valued at not less than 150% of the principal loan amount based on market prices of the Company's common stock at the time the note is made or renewed.

The receivable from Mr. Miles represents an unsecured loan, with interest payable at 6.06% per year, compounded semi-annually, and all principal and accrued interest payable in one lump sum on December 15, 1998. Payment is subject to acceleration in the following amounts: (i) 50% of each cash bonus awarded to Mr. Miles, but no more than $50,000 in the aggregate during any calendar year; (ii) Mr. Miles' share of any net proceeds from the sale of his home; and (iii) the entire unpaid balance, at the discretion of the Company, should Mr. Miles cease to be employed by the Company.

The receivable from Mr. Cavalier represents a loan for $400,000, for the purpose of assisting Mr. Cavalier with his relocation to Dallas, Texas, the headquarters of Antares Alliance Group, where Mr. Cavalier is President and Chief Executive Officer. The note bears interest at 5.25% compounded semi-annually. This note will become due and payable within ten years except to the extent previously forgiven or paid.

                                                            SCHEDULE V
                      AMDAHL CORPORATION AND SUBSIDIARIES

                             PROPERTY AND EQUIPMENT
                                 (in thousands)


                                 BALANCE                SALES,
                                 AT                     RETIREMENTS                 BALANCE
                                 BEGINNING  ADDITIONS   AND OTHER     OTHER         AT END
                                 OF PERIOD  AT COST     DISPOSITIONS  CHANGES(1)    OF PERIOD
YEAR ENDED DECEMBER 27, 1991:
 LEASED SYSTEMS                  $   63,104   $ 33,874      $ 34,780   $ (6,524)    $   55,674
 SYSTEM SPARES                      401,362     70,766        98,109        ---        374,019
 PRODUCTION AND DATA
  PROCESSING EQUIPMENT              594,127    208,324        34,908    (41,548)       725,995
 OFFICE FURNITURE, EQUIPMENT
  AND IMPROVEMENTS                  129,519      5,859         3,740     12,419        144,057
 LAND AND BUILDINGS                 127,280      6,959         1,241     35,653        168,651
                                 ----------   --------      --------   --------     ----------
                                 $1,315,392   $325,782      $172,778   $    ---     $1,468,396
                                 ==========   ========      ========   ========     ==========

YEAR ENDED DECEMBER 25, 1992:

 LEASED SYSTEMS                  $   55,674   $ 51,770      $ 29,702   $   (917)    $   76,825
 SYSTEM SPARES                      374,019    100,546        25,090    (19,870)       429,605
 PRODUCTION AND DATA
  PROCESSING EQUIPMENT              725,995    243,611        78,111    (30,592)       860,903
 OFFICE FURNITURE, EQUIPMENT
  AND IMPROVEMENTS                  144,057      5,886         3,270     17,630        164,303
 LAND AND BUILDINGS                 168,651      1,665         2,989     13,223        180,550
                                 ----------   --------      --------   --------     ----------
                                 $1,468,396   $403,478      $139,162   $(20,526)    $1,712,186
                                 ==========   ========      ========   ========     ==========

YEAR ENDED DECEMBER 31, 1993:

 LEASED SYSTEMS                  $   76,825   $ 45,866   $ 61,470  $    (992)  $   60,229
 SYSTEM SPARES                      429,605     40,273     37,821    (14,000)     418,057
 PRODUCTION AND DATA
  PROCESSING EQUIPMENT              860,903     36,759     81,278   (149,247)     667,137
 OFFICE FURNITURE, EQUIPMENT
  AND IMPROVEMENTS                  164,303      2,112      7,397       (956)     158,062
 LAND AND BUILDINGS                 180,550        267      3,358        332      177,791
                                 ----------   --------   --------  ---------   ----------
                                 $1,712,186   $125,277   $191,324  $(164,863)  $1,481,276
                                 ==========   ========   ========  =========   ==========

(1) Generally represents transfers and reclassifications. In 1993, however, property, plant, and equipment cost decreased approximately $165 million and accumulated depreciation increased approximately $36 million as a result of the Company's restructuring of operations. See Note 2 to the Consolidated Financial Statements, on page 20 of the Annual Report.

                                                            SCHEDULE VI

                      AMDAHL CORPORATION AND SUBSIDIARIES

                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                             PROPERTY AND EQUIPMENT
                                 (in thousands)

                                            ADDITIONS
                                 BALANCE    CHARGED    SALES,
                                 AT         TO COSTS   RETIREMENTS                BALANCE
                                 BEGINNING  AND        AND OTHER     OTHER        AT END
                                 OF PERIOD  EXPENSES   DISPOSITIONS  CHANGES(1)   OF PERIOD

YEAR ENDED DECEMBER 27, 1991:

 LEASED SYSTEMS                   $ 35,463   $  8,828      $ 12,320   $(2,368)     $ 29,603
 SYSTEM SPARES                     271,045     40,844        63,438       ---       248,451
 PRODUCTION AND DATA
   PROCESSING EQUIPMENT            300,279     81,192        23,436     2,319       360,354
 OFFICE FURNITURE, EQUIPMENT
   AND IMPROVEMENTS                 56,733     12,841         2,227      (513)       66,834
 BUILDINGS                          30,832      6,151             6       562        37,539
                                  --------   --------      --------   -------      --------
                                  $694,352   $149,856      $101,427   $   ---      $742,781
                                  ========   ========      ========   =======      ========

YEAR ENDED DECEMBER 25, 1992:

  LEASED SYSTEMS                  $ 29,603   $ 12,130      $  8,286   $  (917)     $ 32,530
  SYSTEM SPARES                    248,451     48,226        16,968    (1,086)      278,623
  PRODUCTION AND DATA
    PROCESSING EQUIPMENT           360,354    123,880        57,455     1,040       427,819
  OFFICE FURNITURE, EQUIPMENT
    AND IMPROVEMENTS                66,834     15,651         2,087      (777)       79,621
  BUILDINGS                         37,539      7,716           399        (2)       44,854
                                  --------   --------      --------   -------      --------
                                  $742,781   $207,603      $ 85,195   $(1,742)     $863,447
                                  ========   ========      ========   =======      ========



YEAR ENDED DECEMBER 31, 1993:

  LEASED SYSTEMS                  $ 32,530   $ 13,604      $ 37,899   $ 5,085      $ 13,320
  SYSTEM SPARES                    278,623     53,045        29,123       ---       302,545
  PRODUCTION AND DATA
    PROCESSING EQUIPMENT           427,819    111,516        49,476        93       489,952
  OFFICE FURNITURE, EQUIPMENT
    AND IMPROVEMENTS                79,621      8,207         4,339    13,124        96,613
  BUILDINGS                         44,854     15,746         1,090    17,916        77,426
                                  --------   --------      --------   -------      --------
                                  $863,447   $202,118      $121,927   $36,218      $979,856
                                  ========   ========      ========   =======      ========

Depreciation and amortization methods and asset lives: See Notes 1 and 4 to the Consolidated Financial Statements, on pages 18 and 21 of the Annual Report.

(1) Generally represents transfers and reclassifications. In 1993, however, property, plant, and equipment cost decreased approximately $165 million and accumulated depreciation increased approximately $36 million as a result of the Company's restructuring of operations. See Note 2 to the Consolidated Financial Statements, on page 20 of the Annual Report.

                                                                   SCHEDULE VIII
                      AMDAHL CORPORATION AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                   ADDITIONS     ADDITIONS
                                   BALANCE       CHARGED       CHARGED
                                   AT            TO COSTS      TO PROPERTY                  BALANCE
                                   BEGINNING     AND           AND             DEDUC-       AT END
                                   OF PERIOD     EXPENSES      EQUIPMENT       TIONS(3)     OF PERIOD
YEAR ENDED DECEMBER 27, 1991:

 DOUBTFUL RECEIVABLES               $ 5,042       $ 1,298(1)       $  ---      $ 1,544       $ 4,796
 FUTURE ENGINEERING                 =======       ========         ======      =======       =======
  CHANGES                           $84,144       $ 1,512(2)       $3,361(2)   $51,906       $37,111
                                    =======       ========         =======     =======       =======
YEAR ENDED DECEMBER 25, 1992:

 DOUBTFUL RECEIVABLES               $ 4,796       $   296(1)       $  ---      $ 1,865       $ 3,227
 FUTURE ENGINEERING                 =======       ========         ======      =======       =======
  CHANGES                           $37,111       $60,278(2)       $9,032(2)   $20,417       $86,004
                                    =======       ========         =======     =======       =======

YEAR ENDED DECEMBER 31, 1993:

 DOUBTFUL RECEIVABLES               $ 3,227       $ 1,009(1)       $  ---      $   970       $ 3,266
 FUTURE ENGINEERING                 =======       ========         =======     =======       =======
  CHANGES                           $86,004       $16,672(2)       $  967(2)   $46,510       $57,133
                                    =======       ========         =======     =======       =======

(1)  Estimated uncollectible accounts receivable.

(2) Estimated costs of future engineering changes for shipped and capitalized systems.

(3) The deductions represent charges against the reserves for the purposes for which the reserves are intended. Doubtful receivables deductions also include changes in estimates.

                                                            SCHEDULE IX
                      AMDAHL CORPORATION AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS
                             (dollars in thousands)

                                                                          WEIGHTED
                                                 MAXIMUM    AVERAGE       AVERAGE
                                      WEIGHTED   AMOUNT     AMOUNT        INTEREST
                           BALANCE    AVERAGE    OUTSTAND.  OUTSTAND.     RATE
                           AT END     INTEREST   DURING     DURING        DURING
                           OF PERIOD  RATE       PERIOD     PERIOD(1)     PERIOD(2)

DECEMBER 27, 1991:

  BORROWINGS
    UNDER THE COMPANY'S
    LINES OF CREDIT         $ 82,827      7.01%   $ 82,827   $ 44,634        10.34%
                           =========      ====   =========  =========        =====

DECEMBER 25, 1992:

  BORROWINGS
    UNDER THE COMPANY'S
    LINES OF CREDIT         $211,153      4.88%   $215,806   $150,326         6.66%
                           =========      ====   =========  =========        =====

DECEMBER 31, 1993:

  BORROWINGS
    UNDER THE COMPANY'S
    LINES OF CREDIT         $135,806      4.06%   $271,667   $124,431         4.85%
                           =========      ====   =========  =========        =====

(1) The average borrowings were determined based on the month-end amounts outstanding.

(2) Represents the weighted average of contracted interest rates on all short-term borrowings outstanding during the period.

                                                                      SCHEDULE X

                      AMDAHL CORPORATION AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (in thousands)
                     For the period ended December 31, 1993


Taxes, other than payroll and income taxes:
  Property Taxes                                                   $18,180

                   INDEMNIFICATION OF DIRECTORS AND OFFICERS



     For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the Company hereby undertakes as follows:

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or controlling persons of the Company, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities registered on the Form S-8 Registration Statements identified below, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the 1933 Act and will be governed by the final adjudication of such issue.

     The preceding undertaking is hereby incorporated by reference to outstanding Registration Statements Nos. 2-94748, 33-7275, 33-27425, 33-35547 and 33-55460 of the Company on Form S-8.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March, 1994.

                                                         AMDAHL CORPORATION

                                                       By   E. JOSEPH ZEMKE
                                           ---------------------------------
                                                 (E. Joseph Zemke, President
                                                and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                   Title                    Date
- -------------------          -----                    ----


JOHN C. LEWIS*               Chairman of the Board
- ------------------
(John C. Lewis)


EUGENE R. WHITE*             Vice Chairman of
- ------------------           the Board
(Eugene R. White)


E. JOSEPH ZEMKE              President, Chief         March 25, 1994
- ------------------           Executive Officer
(E. Joseph Zemke)            and Director
                             (Principal Executive
                             Officer)


EDWARD F. THOMPSON           Vice President, Chief    March 25, 1994
- ------------------           Financial Officer
(Edward F. Thompson)         and Secretary
                             (Principal Financial
                             Officer)


ERNEST B. THOMPSON           Vice President and       March 25, 1994
- ------------------           Controller
(Ernest B. Thompson)         (Principal Accounting
                             Officer)

Signatures                   Title                    Date
- ----------                   -----                    ----

KEIZO FUKAGAWA*              Director
- -------------------
(Keizo Fukagawa)



E. F. HEIZER, JR.*           Director
- ------------------
(E. F. Heizer, Jr.)



KAZUTO KOJIMA*               Director
- -------------------
(Kazuto Kojima)



R. STANLEY LAING*            Director
- -------------------
(R. Stanley Laing)



BURTON G. MALKIEL*           Director
- ------------------
(Burton G. Malkiel)



GEORGE R. PACKARD*           Director
- -------------------
(George R. Packard)



WALTER B. REINHOLD*          Director
- -------------------
(Walter B. Reinhold)



TAKAMITSU TSUCHIMOTO*        Director
- ---------------------
(Takamitsu Tsuchimoto)



J. SIDNEY WEBB*              Director
- ------------------
(J. Sidney Webb)

 *By:     EDWARD F. THOMPSON  Attorney-in-Fact    March 25, 1994
          ------------------
          (Edward F. Thompson)

                                 EXHIBIT INDEX

Exhibit
Number       Exhibit
- -------      -------

10(f)        Amdahl Corporation Executive Incentive Performance Plan, as amended

10(s)        Termination Agreement With Named Executive Officer dated July 1,
             1993

10(t)        Letter Agreement between Amdahl and Fujitsu dated April 3, 1984

10(y) Partnership Agreement dated June 21, 1993 between wholly owned subsidiaries of Amdahl and Electronic Data Systems Corporation (Portions of this exhibit are deleted pursuant to a request for confidential treatment)

10(z)        Letter of commitment by Fujitsu dated December 3, 1993

10(aa) Joint Development Agreement between Amdahl and Fujitsu dated December 8, 1993 (Portions of this exhibit are deleted pursuant to a request for confidential treatment)

13 Annual Report to Stockholders for fiscal year 1993 (Only portions incorporated by reference)

21           List of Subsidiaries

23           Consent of Arthur Andersen & Co.

24           Powers of Attorney