Form 10-K/A
period 1993-12-31
AMDAHL CORP
filed 1994-05-11
CIK 4427

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-K/A


                        AMENDMENT TO ANNUAL REPORT
                   FILED PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.



                            AMDAHL CORPORATION
          (Exact name of registrant as specified in its charter)



                              AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its annual report for the period ended December 31, 1993 filed on form 10-K as set forth in the pages attached hereto:

                               Exhibit 10(f)
                              Exhibit 10(aa)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AMDAHL CORPORATION


Date:     May 11, 1994        By:  /s/Ernest B. Thompson
                                   -------------------
                                   Vice President and
                                   Controller
                                   (Principal Accounting
                                   Officer)







     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures              Title                    Date
- - ----------              -----                    ----


/s/JOHN C. LEWIS*       Chairman of the Board
- - ----------------------
John C. Lewis


/s/E. JOSEPH ZEMKE*     President, Chief
- - ----------------------  Executive Officer
E. Joseph Zemke         and Director
                        (Principal Executive
                        Officer)

/s/KEIZO FUKAGAWA*      Director
- - ----------------------
Keizo Fukagawa


/s/E. F. HEIZER, JR.*   Director
- - ----------------------
E. F. Heizer, Jr.


/s/KAZUTO KOJIMA*       Director
- - ----------------------
Kazuto Kojima


/s/R. STANLEY LAING*    Director
- - ----------------------
R. Stanley Laing


/s/BURTON G. MALKIEL*   Director
- - ----------------------
Burton G. Malkiel


/s/GEORGE R. PACKARD*   Director
- - ----------------------
George R. Packard


/s/WALTER B. REINHOLD*  Director
- - ----------------------
Walter B. Reinhold

Signature               Title                    Date
- - ---------------------   -------                  ------


/s/TAKAMITSU TSUCHIMOTO* Director
- - ----------------------
Takamitsu Tsuchimoto


/s/J. SIDNEY WEBB*      Director
- - ------------------
J. Sidney Webb


*By:/s/EDWARD F. THOMPSON     Attorney-in-Fact   May 11, 1994
    ------------------
    Edward F. Thompson
    Vice President,
    Chief Financial Officer
    and Secretary
    (Principal Financial
    Officer)