Form 10-Q
period 1994-04-01
AMDAHL CORP
filed 1994-05-16
CIK 4427

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 1, 1994

                           Commission file no. 1-7713


                               AMDAHL CORPORATION
             (Exact name of registrant as specified in its charter)

   Delaware                                                94-1728548
   (State of incorporation)                                (I.R.S. Employer
                                                           Identification No.)

   1250 East Arques Avenue
   Sunnyvale, California                                   94088-3470
   (Address of principal executive offices)                (Zip code)

   Registrant's telephone number:                          (408) 746-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                   Yes     X
                                        -------
                                   No
                                        -------


Number of shares of common stock, $.05 par value, outstanding at May 10, 1994:
115,468,754.

                         PART I.  FINANCIAL INFORMATION

                      AMDAHL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



The following unaudited consolidated financial statements reflect, in the opinion of management, all adjustments (which, other than the accounting change described in the notes and the restructuring charges described in Management's Discussion and Analysis of Financial Condition and Results of Operations, include only normal recurring adjustments) necessary to present fairly the financial position as of the dates and results of operations for the periods indicated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Amdahl Corporation (the Company) believes the information included in the following report on Form 10-Q, when read in conjunction with the financial statements and related notes included in the Company's 1993 Annual Report to Stockholders, not to be misleading.

The results of operations for the three months ended April 1, 1994, are not necessarily indicative of results for the entire year ending December 30, 1994.

                      AMDAHL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      APRIL 1, 1994 AND DECEMBER 31, 1993
                    ----------------------------------------
                             (Dollars in thousands)

                                                                                      1994          1993
                                                                                  -----------    ----------
            Assets
Current assets:
  Cash and cash equivalents                                                       $  251,739     $  149,484
  Short-term investments                                                              94,359        103,585
  Receivables, net of allowances                                                     270,845        307,747
  Inventories -
   Purchased materials                                                               146,706        134,615
   Systems in process                                                                182,057        233,560
   Finished goods                                                                    105,899        142,527
  Prepaid expenses and deferred tax benefit                                           53,132         53,629
                                                                                  ----------     ----------
     Total current assets                                                          1,104,737      1,125,147
                                                                                  ----------     ----------
Long-term receivables and other assets                                                45,647         45,620
                                                                                  ----------     ----------
Property and equipment, at cost
  Leased systems                                                                      55,216         60,229
  System spares                                                                      401,887        418,057
  Production and data processing equipment                                           499,423        667,137
  Office furniture, equipment, and improvements                                      153,592        158,062
  Land and buildings                                                                 155,757        177,791
                                                                                  ----------     ----------
                                                                                   1,265,875      1,481,276
  Less - Accumulated depreciation and amortization                                  (821,241)      (979,856)
                                                                                  ----------     ----------
     Property and equipment, net                                                     444,634        501,420
                                                                                  ----------     ----------
                                                                                  $1,595,018     $1,672,187
                                                                                  ==========     ==========


                     Liabilities and stockholders' equity

Current liabilities:
  Notes payable and short-term debt                                               $   12,250     $  137,056
  Accounts payable                                                                    46,675         54,331
  Accounts payable - stockholder (Fujitsu Limited)                                    20,395         18,092
  Accrued liabilities                                                                535,279        561,281
                                                                                  ----------     ----------
   Total current liabilities                                                         614,599        770,760
                                                                                  ----------     ----------
Long-term debt - stockholder (Fujitsu Limited)                                        80,000              -
                                                                                  ----------     ----------
 Long-term liabilities                                                                47,401         52,208
                                                                                  ----------     ----------
Deferred income taxes                                                                 54,604         59,013
                                                                                  ----------     ----------
Stockholders' equity:
  Common stock, $.05 par value -
   Authorized  - 200,000,000 shares
   Outstanding - 115,154,000 at April 1, 1994
     and 114,578,000 shares at December 31, 1993                                       5,758          5,729
  Additional paid-in capital                                                         510,850        507,895
  Retained earnings                                                                  274,774        267,664
  Cumulative translation adjustments                                                   8,572          8,918
  Unrealized holding losses on securities                                             (1,540)             -
                                                                                  ----------     ----------
   Total stockholders' equity                                                        798,414        790,206
                                                                                  ----------     ----------
                                                                                  $1,595,018     $1,672,187
                                                                                  ==========     ==========

                      AMDAHL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                (In thousands, except per common share amounts)

                                                                   FOR THE THREE MONTHS ENDED
                                                                 APRIL 1, 1994    MARCH 26, 1993
                                                                 --------------   ---------------
REVENUES
    Equipment sales                                                   $235,716         $ 253,087
    Equipment lease, maintenance and other                             143,075           127,626
                                                                      --------         ---------
                                                                       378,791           380,713
                                                                      --------         ---------
COST OF REVENUES
     Equipment sales                                                   170,977           214,836
     Equipment lease, maintenance and other                             78,745            83,168
                                                                      --------         ---------
                                                                       249,722           298,004
                                                                      --------         ---------
           Gross margin                                                129,069            82,709
                                                                      --------         ---------
OPERATING EXPENSES
      Engineering and development                                       55,481            89,015
      Marketing, general and administrative                             69,206            91,458
      Restructuring charges                                                  -           243,000
                                                                      --------         ---------
                                                                       124,687           423,473
                                                                      --------         ---------
          Income (loss) from operations                                  4,382          (340,764)
                                                                      --------         ---------
INTEREST
     Income                                                              5,036             6,642
     Expense                                                            (2,308)           (6,231)
                                                                      --------         ---------
                                                                         2,728               411
                                                                      --------         ---------



      Income (loss) before benefit from income taxes                                   7,110          (340,353)

BENEFIT FROM INCOME TAXES                                                                  -           (91,900)
                                                                                    --------         ---------
      Income (loss) before change in accounting principle                              7,110          (248,453)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                        -             8,746

NET INCOME (LOSS)                                                                   $  7,110         $(239,707)
                                                                                    ========         =========
PER COMMON SHARE AMOUNTS:

   Income (loss) before change in accounting principle                              $    .06            $(2.19)
   Effect of change in accounting principle                                                -               .07
                                                                                    --------         ---------

   Net income (loss)                                                                $    .06            $(2.12)
                                                                                    ========         =========

   Average outstanding shares                                                        117,193           113,253
                                                                                    ========         =========



DIVIDENDS PER COMMON SHARE                                                          $      -         $   .0125
                                                                                    ========         =========


                      AMDAHL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (In thousands)

                                                            FOR THE THREE MONTHS ENDED
                                                         APRIL 1, 1994    MARCH 26, 1993
                                                         --------------   ---------------
Cash and cash equivalents at beginning of period              $149,484         $ 173,012
                                                              --------         ---------
Cash flows from operating activities:

  Net income (loss)                                              7,110          (239,707)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization                              35,416            58,487
     Restructuring charges                                           -           243,000
     Deferred income tax provision                              (4,362)          (10,749)
     (Gain) loss on dispositions of property, plant
      and equipment                                             (4,416)              798
     Decrease in receivables                                    35,060           197,270
     (Increase) decrease in inventories                        104,165           (51,208)
     (Increase) decrease in prepaid expenses
      and deferred tax benefit                                     373           (60,531)
     (Increase) decrease in long-term receivables
      and other assets                                            (186)            5,244
     Decrease in accounts payable                               (5,244)          (10,415)
     Decrease in accrued liabilities                           (24,100)          (25,773)
     Decrease in long-term liabilities                          (4,737)             (231)
                                                              --------         ---------
   Net cash provided by operating activities                   139,079           106,185
                                                              --------         ---------


Cash flows from investing activities:
   (Increase) decrease in short-term investments                 7,686       (48,072)
   Capital expenditures:
     Leased systems                                             (6,865)       (4,879)
     System spares                                                (754)      (25,117)
     Other property and equipment                              (11,559)       (9,860)
   Proceeds from dispositions of property,
     plant and equipment                                        15,767         6,803
                                                             ---------     ---------
   Net cash provided by (used for) investing activities          4,275       (81,125)
                                                             ---------     ---------
Cash flows from financing activities:

   Increase (decrease) in notes payable and short-
     term debt                                                   5,375       (35,800)
   Repayments of borrowings under revolving
     credit agreement                                         (130,000)            -
   Long-term borrowings                                         80,000             -
   Sale of common stock and exercise of options                  2,984         2,849
   Dividends paid                                                    -        (2,829)
                                                             ---------     ---------
   Net cash used for financing activities                      (41,641)      (35,780)
                                                             ---------     ---------
Effect of exchange rate changes on cash                            542          (789)
                                                             ---------     ---------
   Net increase (decrease) in cash and cash equivalents        102,255       (11,509)
                                                             ---------     ---------
Cash and cash equivalents at end of period                   $ 251,739     $ 161,503
                                                             =========     =========

                      AMDAHL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The accompanying interim financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1993 Annual Report to Stockholders.

ACCOUNTING CHANGE

In the first quarter of 1994 the Company implemented Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As a result, stockholders' equity was decreased by $1,540,000 for unrealized holding losses on available-for-sale securities. The cumulative effect of this accounting change on earnings was immaterial.

RELATIONSHIP WITH FUJITSU LIMITED

During the first quarter of 1994 the Company recognized equipment sales to Fujitsu Limited (Fujitsu) under distributorship arrangements which contributed $11,997,000 and $4,222,000 to equipment sales and gross margin, respectively, compared to $871,000 and $358,000 in the first quarter of 1993. Amounts due from Fujitsu included in receivables were $9,862,656 and $35,931,000 as of April 1, 1994 and December 31, 1993, respectively.

In the first quarters of 1994 and 1993 the Company charged engineering and development expense approximately $1,490,000 and $952,000, respectively, for services and materials supplied by Fujitsu.

In January 1994 the Company and Fujitsu entered into an agreement under which Fujitsu would provide loans to the Company in an aggregate amount not to exceed $100,000,000. Such loans bear interest at a rate based upon the London Interbank Offered Rate. Any outstanding loan balance is payable to Fujitsu on January 28, 1997. At April 1, 1994, $80,000,000 was outstanding under this agreement.

SUPPLEMENTARY CASH FLOW DISCLOSURE

Income taxes, net, of $823,000 were refunded to the Company in the first three months of 1994, and income taxes, net, of $710,000 were paid by the Company in the first three months of 1993. Interest paid on all borrowings was $1,668,000 and $5,666,000 for the first three months of 1994 and 1993, respectively.

                      AMDAHL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1993 Annual Report to Stockholders.

Results of Operations

First quarter of 1994 compared to first quarter of 1993:

Revenues decreased 0.5% to $378,791,000 in the first quarter of 1994 from $380,713,000 in the first quarter of 1993, and equipment sales decreased 7%. Equipment sales of the 5995M mainframe computers increased as levels of demand rose during the first quarter of 1994 compared to the same quarter in the prior year. Offsetting this increase were decreases in equipment sales of the Company's storage products and the older 5995A line of mainframe computers. Also, prices for the Company's 5995M mainframe computers continued to decline, but at a rate less severe than the declines experienced in 1992 and 1993, which the Company believes indicated an improved balance between supply and demand in the mainframe marketplace in the first quarter of 1994. Equipment lease, maintenance and other revenues increased 12% in the first quarter of 1994 from the first quarter of 1993, reflecting increased maintenance revenues from a larger customer installed base and increased consulting, services and software revenues.

The gross margin was 34% of revenues in the first quarter of 1994 and 22% in the first quarter of 1993. The improvement in margins was primarily due to lower production costs resulting from reductions in excess manufacturing capacity and other Company-wide restructuring actions begun in 1993. In addition, the provision charged to cost of equipment sales for implementation of engineering changes to support IBM features on certain 5995M processors shipped decreased from the first quarter of 1993 compared to the first quarter of 1994. Also, gross margins on maintenance service revenues improved, which reflected cost reduction benefits realized from the restructuring of operations.

Operating expenses, excluding first quarter 1993 restructuring charges of $243,000,000, declined $56 million or 31% from the first quarter of 1993 to the first quarter of 1994 and were 33% and 47% of revenues in the first quarters of 1994 and 1993 respectively. First quarter 1994 engineering and development expenses decreased $34 million or 38% when compared to the first quarter of 1993, primarily due to cancellation of certain of the Company's product development activities and reduction in the scope of other development projects as well as other cost reduction benefits realized from the restructuring of operations. Engineering and development expenses also decreased due to the November 1993 agreement with Fujitsu for the joint development of the next generation of IBM compatible systems. The decrease in marketing, general and administrative expenses of $22 million or 24% also reflected cost reduction benefits realized from the restructuring.

First quarter 1994 net interest income increased $2,317,000 from the first quarter of 1993 due primarily to decreased debt levels, which was partially offset by decreased interest income from lower levels of sales-type lease receivables.

The Company made no provision for income taxes in the first quarter of 1994, which reflected utilization of domestic and foreign net operating loss carryforward benefits. The effective income tax rate was 27% in the first quarter of 1993.

Although the Company's performance improved during the first quarter of 1994 when compared to previous quarters in 1993, positive future results over the near term will depend on a continuation of improved economic conditions in the Company's primary markets, continued stabilization of pricing for large mainframe systems, and the ability of the market for mainframe systems to grow in the face of competition from smaller, less costly computer systems. Also, stabilization of pricing is dependent on a continued improvement in the balance between the supply of mainframe systems and customer demand. In addition, certain component failures associated with the 5995M series, which, as earlier reported, have affected some 5995M systems at a limited number of customers, could, unless satisfactorily resolved, adversely impact future results.

The Company believes that the restructuring actions which it took in 1993 will bring its costs in line with anticipated levels of business for the balance of 1994 and beyond. However, any significant deterioration in these levels of business would likely require the Company to make additional adjustments to expense structures and associated additional restructuring charges.

In the latter part of 1993 the Company reorganized along lines of business consisting of its compatible processors, storage products, maintenance and consulting services, open systems and Huron software businesses, in order to enable the Company to more effectively enhance and expand its product offerings. Because of the factors noted above affecting its traditional mainframe business, the Company intends to rely increasingly on its ability to utilize lower cost technologies in future compatible processor products and on the ability of its newer lines of business to contribute a higher percentage of revenues and profits to overall operations. Successful implementation of this strategy is, however, subject to the inherent risks associated with the introduction of new technologies and the Company's lack of extensive experience in developing product offerings not related to its traditional compatible processor business.

Because of the uncertainties described in the preceding paragraphs, the Company is unable to predict that it will be able to sustain profitability over the near term.

Financial Condition

April 1, 1994, compared to December 31, 1993:

The Company's net cash and investment position (cash and short-term investments net of short-term and long-term borrowings) improved by $138 million, from $117 million at December 31, 1993 to $255 million at April 1, 1994. Cash, cash equivalents, and short-term investments increased $93 million and borrowings decreased $45 million.

Receivables decreased $37 million primarily due to decreases in revenues in the first quarter of 1994 compared to the fourth quarter of 1993. The Company's continued efforts to reduce inventory levels resulted in a gross decline of $104 million, which was offset by the transfer of $29 million ($69 million cost and $40 million accumulated depreciation) of Amdahl manufactured systems to inventory from property, plant and equipment in the first quarter of 1994 as part of the downsizing of internal data centers. Net property and equipment decreased by $57 million primarily due to this transfer as well as ongoing depreciation charges.

At December 31, 1993, $130,000,000 classified as short-term debt was outstanding under the Company's revolving credit agreement with a group of banks. This amount was repaid by the Company upon expiration of the facility on January 31, 1994. At April 1, 1994, $80,000,000 was outstanding under the Fujitsu loan agreement (see Notes to the Consolidated Financial Statements).

Liquidity

The nature of the computer industry, combined with the current economic environment, makes it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that internally generated cash and borrowings under its loan agreement with Fujitsu will be adequate to finance continuing operations, investments in plant and equipment, inventories and spare parts, and expenditures for the development of new products at least through the next twelve months, providing that financial results are not significantly less favorable than planned, and objectives for a further reduction in inventories are achieved. The Company also expects that other sources of capital will be available to meet any additional financing requirements during and beyond 1994.

                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings:
         Not applicable.

Item 2.  Changes in Securities:
         Not applicable.

Item 3.  Defaults upon Senior Securities:
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:
         Not applicable.

Item 5.  Other information:
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

              10(a)  Amdahl Corporation Officer Loan Program, as amended.

              10(b)  Amdahl Corporation 1994 Stock Incentive Plan.

              10(c) Loan Agreement between Amdahl and Fujitsu dated January 29, 1994.

         (b)  Reports on Form 8-K:
              No reports on Form 8-K were filed during the quarter ended April 1, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AMDAHL CORPORATION



Date:  May 13, 1994                By:  /s/ E. Joseph Zemke
       ------------                     -------------------------------
                                        E. Joseph Zemke
                                        President and
                                        Chief Executive Officer



Date:  May 13, 1994               By:  /s/ Ernest B. Thompson
       ------------                    --------------------------------
                                       Ernest B. Thompson
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number       Exhibit
- - -------      -------

10(a)        Amdahl Corporation Officer Loan Program, as amended

10(b)        Amdahl Corporation 1994 Stock Incentive Plan

10(c)        Loan Agreement between Amdahl Corporation and Fujitsu Limited