Form 10-Q
period 1994-07-01
AMDAHL CORP
filed 1994-08-15
CIK 4427

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended July 1, 1994

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


                           Yes    X
                            No


Number of shares of common stock, $.05 par value, outstanding at August 10, 1994: 115,721,774.

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

The results of operations for the six months ended July 1, 1994, are not necessarily indicative of results for the entire year ending December 30, 1994.

                        AMDAHL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        JULY 1, 1994 AND DECEMBER 31, 1993
                     ----------------------------------------
                              (Dollars in thousands)

                                                                  1994            1993
                                                               -----------     -----------
                 Assets
 Current assets:
   Cash and cash equivalents                                 $    375,611    $    149,484
   Short-term investments                                          91,210         103,585
   Receivables, net of allowances                                 279,980         307,747
   Inventories -
     Purchased materials                                           98,347         134,615
     Systems in process                                           170,592         233,560
     Finished goods                                                87,525         142,527
   Prepaid expenses and deferred tax benefit                       54,371          53,629
                                                               -----------     -----------
       Total current assets                                     1,157,636       1,125,147
                                                               -----------     -----------
 Long-term receivables and other assets                            46,124          45,620
                                                               -----------     -----------
 Property and equipment, at cost
   Leased systems                                                  53,448          60,229
   System spares                                                  398,055         418,057
   Production and data processing equipment                       484,420         667,137
   Office furniture, equipment, and improvements                  145,783         158,062
   Land and buildings                                             156,263         177,791
                                                               -----------     -----------
                                                                1,237,969       1,481,276
   Less - Accumulated depreciation and amortization              (828,305)       (979,856)
                                                               -----------     -----------
       Property and equipment, net                                409,664         501,420
                                                               -----------     -----------
                                                             $  1,613,424    $  1,672,187
                                                               ===========     ===========
                  Liabilities and stockholders' equity

 Current liabilities:
   Notes payable and short-term debt                         $      6,403    $    137,056
   Accounts payable                                                49,729          54,331
   Accounts payable - stockholder (Fujitsu Limited)                38,770          18,092
   Accrued liabilities                                            524,469         561,281
                                                               -----------     -----------
       Total current liabilities                                  619,371         770,760
                                                               -----------     -----------
 Long-term debt - stockholder (Fujitsu Limited)                    80,000               -
                                                               -----------     -----------
 Long-term liabilities                                             45,279          52,208
                                                               -----------     -----------
 Deferred income taxes                                             56,573          59,013
                                                               -----------     -----------
 Stockholders' equity:
   Common stock, $.05 par value -
     Authorized  - 200,000,000 shares
     Outstanding - 115,545,000 at July 1, 1994
       and 114,578,000 shares at December 31, 1993                  5,777           5,729
   Additional paid-in capital                                     513,009         507,895
   Retained earnings                                              287,290         267,664
   Cumulative translation adjustments                               8,380           8,918
   Unrealized holding losses on securities                         (2,255)              -
                                                               -----------     -----------
       Total stockholders' equity                                 812,201         790,206
                                                               -----------     -----------
                                                             $  1,613,424    $  1,672,187
                                                               ===========     ===========

                          AMDAHL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         -------------------------------------
                    (In thousands, except per common share amounts)

                                                              FOR THE THREE MONTHS ENDED
                                                             JULY 1, 1994   JUNE 25, 1993
                                                             -------------  --------------
 REVENUES
   Equipment sales                                          $     253,722   $     321,567
   Equipment lease, maintenance and other                         143,187         141,639
                                                             -------------   -------------
                                                                  396,909         463,206
                                                             -------------   -------------
 COST OF REVENUES
   Equipment sales                                                173,084         234,063
   Equipment lease, maintenance and other                          83,311          89,741
                                                             -------------   -------------
                                                                  256,395         323,804
                                                             -------------   -------------
       Gross margin                                               140,514         139,402
                                                             -------------   -------------
 OPERATING EXPENSES
   Engineering and development                                     51,302          85,736
   Marketing, general and administrative                           78,675          84,421
                                                             -------------   -------------
                                                                  129,977         170,157
                                                             -------------   -------------
       Income (loss) from operations                               10,537         (30,755)
                                                             -------------   -------------
 INTEREST
   Income                                                           4,847           6,199
   Expense                                                         (2,218)         (5,043)
                                                             -------------   -------------
                                                                    2,629           1,156
                                                             -------------   -------------

       Income (loss) before provision for
       (benefit from) income taxes                                 13,166         (29,599)

 PROVISION FOR (BENEFIT FROM) INCOME TAXES                            650          (5,900)
                                                             -------------   -------------
 NET INCOME (LOSS)                                          $      12,516   $     (23,699)
                                                             =============   =============

 PER COMMON SHARE AMOUNTS:
   Net income (loss)                                        $         .11   $        (.21)
                                                             =============   =============

   Average outstanding shares                                     117,409         113,713
                                                             =============   =============


 DIVIDENDS PER COMMON SHARE                                 $           -   $       .0125
                                                             =============   =============

                        AMDAHL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                  (In thousands, except per common share amounts)

                                                               FOR THE SIX MONTHS ENDED
                                                             JULY 1, 1994   JUNE 25, 1993
                                                             -------------  --------------
 REVENUES
   Equipment sales                                          $     489,438   $     574,654
   Equipment lease, maintenance and other                         286,262         269,265
                                                             -------------   -------------
                                                                  775,700         843,919
                                                             -------------   -------------
 COST OF REVENUES
   Equipment sales                                                344,061         448,899
   Equipment lease, maintenance and other                         162,056         172,909
                                                             -------------   -------------
                                                                  506,117         621,808
                                                             -------------   -------------
   Gross margin                                                   269,583         222,111
                                                             -------------   -------------
 OPERATING EXPENSES
   Engineering and development                                    106,783         174,751
   Marketing, general and administrative                          147,881         175,879
   Restructuring charges                                                -         243,000
                                                             -------------   -------------
                                                                  254,664         593,630
                                                             -------------   -------------
   Income (loss) from operations                                   14,919        (371,519)
                                                             -------------   -------------
 INTEREST
   Income                                                           9,883          12,841
   Expense                                                         (4,526)        (11,274)
                                                             -------------   -------------
                                                                    5,357           1,567
                                                             -------------   -------------

   Income (loss) before provision for
     (benefit from) income taxes                                   20,276        (369,952)

 PROVISION FOR (BENEFIT FROM) INCOME TAXES                            650         (97,800)
                                                             -------------   -------------
   Income (loss) before change in accounting principle             19,626        (272,152)

 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    -           8,746
                                                             -------------   -------------
 NET INCOME (LOSS)                                          $      19,626   $    (263,406)
                                                             =============   =============

 PER COMMON SHARE AMOUNTS:

   Income (loss) before change in accounting principle      $         .17   $       (2.40)
   Effect of change in accounting principle                             -             .08
                                                             -------------   -------------
   Net income (loss)                                        $         .17    $       (2.32)
                                                             =============   =============

   Average outstanding shares                                     117,301         113,483
                                                             =============   =============


 DIVIDENDS PER COMMON SHARE                                 $           -   $       .0250
                                                             =============   =============

                                AMDAHL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               -------------------------------------
                                           (In thousands)

                                                               FOR THE SIX MONTHS ENDED
                                                             JULY 1, 1994   JUNE 25, 1993
                                                             -------------  --------------
Cash and cash equivalents at beginning of period            $     149,484   $     173,012
                                                             -------------  --------------
Cash flows from operating activities:

   Net income (loss)                                               19,626        (263,406)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                               71,128         107,036
       Restructuring charges                                            -         243,000
       Deferred income tax provision                               (2,317)        (15,212)
       (Gain) loss on dispositions of property, plant
         and equipment                                             (4,669)          1,860
       Decrease in receivables                                     29,075         280,820
       (Increase) decrease in inventories                         184,094         (12,672)
       Increase in prepaid expenses and deferred
         tax benefit                                               (1,084)        (58,303)
       (Increase) decrease in long-term receivables
         and other assets                                            (998)          6,512
       Increase (decrease) in accounts payable                     16,570         (60,032)
       Decrease in accrued liabilities                            (39,456)        (67,437)
       Decrease in long-term liabilities                           (6,760)           (999)
                                                             -------------  --------------
     Net cash provided by operating activities                    265,209         161,167
                                                             -------------  --------------
Cash flows from investing activities:

     (Increase) decrease in short-term investments                 10,120          (2,234)
     Increase in long-term investments                                  -         (48,533)
     Capital expenditures:
       Leased systems                                             (10,924)         (8,151)
       System spares                                               (2,669)        (47,918)
       Other property and equipment                               (25,135)        (15,789)
     Proceeds from dispositions of property,
       plant and equipment                                         32,886          25,946
                                                             -------------  --------------
     Net cash provided by (used for) investing activities           4,278         (96,679)
                                                             -------------  --------------
Cash flows from financing activities:

     Decrease in notes payable and short-
       term debt                                                     (333)       (124,834)
     Repayments of borrowings under revolving
       credit agreement                                          (130,000)        (25,000)
     Long-term borrowings                                          80,000               -
     Sale of common stock and exercise of options                   5,162           5,294
     Dividends paid                                                     -          (4,249)
                                                             -------------  --------------
     Net cash used for financing activities                       (45,171)       (148,789)
                                                             -------------  --------------
Effect of exchange rate changes on cash                             1,811          (1,326)
                                                             -------------  --------------
     Net increase (decrease) in cash and cash equivalents         226,127         (85,627)
                                                             -------------  --------------
Cash and cash equivalents at end of period                  $     375,611  $       87,385
                                                             =============  ==============

               AMDAHL CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


The accompanying interim financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1993 Annual Report to Stockholders.

RELATIONSHIP WITH FUJITSU LIMITED

During the second quarter of 1994 the Company recognized equipment sales to Fujitsu Limited (Fujitsu) under distributorship arrangements which contributed $6,529,000 and $2,455,000 to equipment sales and gross margin, respectively, compared to $1,699,000 and $875,000 in the second quarter of 1993 ($18,526,000 and $6,677,000 for the first six months of 1994 and $2,569,000 and $1,233,000 for the first six months of 1993). Amounts due from Fujitsu included in receivables were $5,819,000 and $35,931,000 as of July 1, 1994 and December 31, 1993, respectively.

In the second quarters of 1994 and 1993 the Company charged engineering and development expense $548,000 and $770,000 ($2,038,000 and $1,722,000 for the first six months of 1994 and 1993), respectively, for services and materials supplied by Fujitsu.

In January 1994 the Company and Fujitsu entered into an agreement under which Fujitsu would provide loans to the Company in an aggregate amount not to exceed $100,000,000. Such loans bear interest at a rate based upon the London Interbank Offered Rate. Any outstanding loan balance is payable to Fujitsu on January 28, 1997. At July 1, 1994, $80,000,000 was outstanding under this agreement. Interest expense associated with the loan was $794,000 and $1,604,000 in the second quarter and first six months of 1994, respectively.


SUPPLEMENTARY CASH FLOW DISCLOSURE

Income taxes of $30,005,000 were refunded to the Company in the first six months of 1994, and income taxes of $2,614,000 were paid by the Company in the first six months of 1993. Interest paid on all borrowings was $3,836,000 and $10,845,000 for the first six months of 1994 and 1993, respectively.

               AMDAHL CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1993 Annual Report to Stockholders.

Results of Operations

Second quarter of 1994 compared to second quarter of 1993:

Revenues decreased 14% to $396,909,000 in the second quarter of 1994 from $463,206,000 in the second quarter of 1993, and decreased 8% in the first half of 1994 as compared to the first half of 1993. Equipment sales decreased 21% in the second quarter of 1994 from the second quarter of 1993 and decreased 15% in the first half of 1994 from the first half of 1993. Equipment sales of the 5995M mainframe computers decreased due primarily to continued competitive pricing pressures. This price decline, however, was at a rate less severe than the declines experienced in 1992 and 1993, which the Company believes indicates an improved balance between supply and demand in the mainframe marketplace in the first half of 1994. Equipment sales of the older 5995A line of mainframe computers and of the Company's storage products decreased primarily due to pricing declines. Equipment lease, maintenance and other revenues increased 1% in the second quarter of 1994 from the second quarter of 1993 (6% in the first six months of 1994 as compared to the first six months of 1993) reflecting increased maintenance revenues from a larger customer installed base.

The gross margin was 35% of revenues in the second quarter of 1994 and 30% in the second quarter of 1993 and was 35% of revenues in the first half of 1994 and 26% in the first half of 1993. The improvement in margins was primarily due to lower production costs resulting from reductions in excess manufacturing capacity. In addition, the provision charged to cost of equipment sales for implementation of engineering changes to support IBM features on certain shipped 5995M processors decreased. Also, gross margins on maintenance service revenues improved, reflecting benefits from the cost reduction actions taken in the field service organization in 1993.

Operating expenses declined $40 million or 24% from the second quarter of 1993 to the second quarter of 1994 and were 33% and 37% of revenues in the second quarters of 1994 and 1993 respectively. Year-to-date operating expenses in 1994 and 1993, excluding first quarter 1993 restructuring charges of $243,000,000, declined $96 million or 27% and were 33% and 42% of revenues in 1994 and 1993 respectively. Second quarter 1994 engineering and development expenses decreased $34 million or 40% when compared to the second quarter of 1993, primarily due to cancellation of certain of the Company's product development activities and a reduction in the scope of other development projects. Engineering and development expenses also decreased due to the November 1993 agreement with Fujitsu for the joint development of the next generation of IBM compatible systems.

Second quarter 1994 net interest income increased $1,473,000 from the second quarter of 1993 due primarily to decreased debt levels. The decrease in interest expense was partially offset by decreased interest income from lower levels of sales-type lease receivables.

In the second quarter of 1994 the effective income tax rate was 5%, which reflected utilization of domestic and foreign net operating loss carryforward benefits. The effective income tax rate was 20% in the second quarter of 1993.

Although the Company's performance improved during the second quarter of 1994 when compared to previous quarters in 1993 and the first quarter in 1994, positive future results over the near term will depend on a continuation of improved economic conditions in the Company's primary markets, continued stabilization of pricing for large mainframe systems, and the ability of the market for mainframe systems to grow in the face of competition from smaller, less costly computer systems. Also, stabilization of pricing is dependent on continued balance between the supply of mainframe systems and customer demand.

The Company believes that the restructuring actions which it took in 1993 will bring its costs in line with anticipated levels of business for the balance of 1994 and beyond. However, any significant deterioration in these levels of business would likely require the Company to make additional adjustments to expense structures and associated restructuring charges.

In the latter part of 1993 the Company reorganized along lines of business consisting of its compatible processors, storage products, maintenance and consulting services, open systems and Huron software businesses, in order to enable the Company to more effectively enhance and expand its product offerings. Because of the factors noted above affecting its traditional mainframe business, the Company intends to rely increasingly on its ability to utilize lower cost technologies in future compatible processor products and on the ability of its newer lines of business to contribute a higher percentage of revenues and profits to overall operations. Successful implementation of this strategy is, however, subject to the inherent risks associated with the introduction of new technologies and with the entry into new markets not related to the Company's traditional compatible processor business.

Because of the uncertainties described in the preceding paragraphs, the Company is unable to predict that it will be able to sustain profitability over the near term.

In July 1994 International Business Machines Corporation (IBM) gave the European Commission one year's advance notice of IBM's intention to terminate the Undertaking which it entered into with the Commission in 1984. The Undertaking called upon IBM to disclose interface specifications related to its System 370/390 mainframe systems to qualified competitors, including Amdahl.
Since 1986 the Company has utilized specifications made available pursuant to the Undertaking in maintaining compatibility with new features and functions which IBM has announced from time to time.

At the present time the Company has no reason to believe that, upon termination of the Undertaking, IBM will depart from its past practice of disclosing interface specifications. However, a failure by IBM to continue to disclose required information on a timely basis would require Amdahl to rely extensively on technically difficult reverse engineering procedures. In such a case, should IBM continue to introduce significant architectural changes to its System 390 mainframe systems, the ability of the Company's products to remain compatible in the future on a timely basis could be adversely impacted. The Company is unable to predict what effect this would have on future operating results.


Financial Condition

July 1, 1994, compared to December 31, 1993:

The Company's net cash and investment position (cash and short-term investments net of short-term and long-term borrowings) improved by $264 million, from $117 million at December 31, 1993 to $381 million at July 1, 1994. Cash, cash equivalents and short-term investments increased $214 million and borrowings decreased $50 million.

Receivables decreased $28 million primarily due to the collection of income tax refunds in the second quarter of 1994. The Company's continued efforts to reduce inventory levels resulted in a decline of $154 million. Net property and equipment decreased $92 million due to the downsizing of internal data centers as well as ongoing depreciation charges.

Accounts payable to Fujitsu increased $21 million due primarily to increased purchases of storage products inventory in the second quarter of 1994.

Accrued liabilities includes accrued restructuring costs, which decreased from $146 million at December 31, 1993 to $102 million at July 1, 1994.

At December 31, 1993, $130,000,000 classified as short-term debt was outstanding under the Company's revolving credit agreement with a group of banks. This amount was repaid by the Company upon expiration of the facility on January 31, 1994. At July 1, 1994, $80,000,000 was outstanding under the Fujitsu loan agreement (see Notes to the Consolidated Financial Statements).


Liquidity

The nature of the computer industry, combined with the current economic environment, makes it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that internally generated cash and borrowings under its loan agreement with Fujitsu will be adequate to finance continuing operations, investments in plant and equipment, inventories and spare parts, and expenditures for the development of new products at least through the next twelve months, providing that financial results are not significantly less favorable than planned. The Company also expects that other sources of capital will be available to meet any additional financing requirements during and beyond 1994.

                   PART II.  OTHER INFORMATION



Item 1.   Legal Proceedings:
          Not applicable.

Item 2.   Changes in Securities:
          Not applicable.

Item 3.   Defaults upon Senior Securities:
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders:

          (a)  Annual Meeting of Stockholders was held on May 5,
               1994.

          (b)  The vote for the nominated Directors was as follows:

          NOMINEE                   IN FAVOR           WITHHELD
          -------                   --------           --------
          John C. Lewis           103,261,196         2,330,076
          E. Joseph Zemke         103,066,968         2,524,304
          Keizo Fukagawa          103,298,242         2,293,030
          E. F. Heizer, Jr.       103,289,978         2,301,294
          Kazuto Kojima           103,290,733         2,300,539
          R. Stanley Laing        103,276,410         2,314,862
          Burton G. Malkiel       103,282,488         2,308,784
          George G. Packard       103,305,316         2,285,956
          Walter B. Reinhold      103,298,537         2,292,735
          Takamitsu Tsuchimoto    103,294,208         2,297,064
          J. Sidney Webb          103,270,410         2,320,862

          (c) Other matters voted upon at the meeting were as follows:

               1.   Ratification of the selection of Arthur
                    Andersen as independent public accountants for 1994 was approved as follows:
                                                % of votes cast
                                                ---------------
                    For           104,964,237      (99.406%)
                    Against           347,220      ( 0.329%)
                    Abstain           279,815      ( 0.265%)
                                  -----------
                    Total         105,591,272 voted on proposal
                                  ===========

               2.   Approval of the 1994 Stock Incentive Plan was
                    as follows:
                                                % of votes cast
                                                ---------------
                    For            68,524,730      (73.190%)
                    Against        24,708,540      (26.390%)
                    Abstain           392,818      ( 0.420%)
                                  -----------
                    Total          93,626,088 voted on proposal
                                  ===========

                    Broker Non-
                      votes        11,965,184

Item 5.   Other information:
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits:
               Not applicable.

          (b)  Reports on Form 8-K:
               No reports on Form 8-K were filed during the quarter ended July 1, 1994.

                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   AMDAHL CORPORATION



Date:  August 12, 1994        By:  /s/ E. Joseph Zemke
                                   ----------------------
                                   E. Joseph Zemke
                                   President and
                                   Chief Executive Officer




Date:  August 12, 1994        By:  /s/ Ernest B. Thompson
                                   -------------------------
                                   Ernest B. Thompson
                                   Vice President and Controller
                                   (Principal Accounting Officer)