Form 10-Q
period 1994-09-30
AMDAHL CORP
filed 1994-11-14
CIK 4427

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended September 30, 1994

                   Commission file no. 1-7713


                       AMDAHL CORPORATION
     (Exact name of registrant as specified in its charter)

     Delaware                                94-1728548
     (State of incorporation)                (I.R.S. Employer
                                             Identification No.)

     1250 East Arques Avenue
     Sunnyvale, California                   94088-3470
     (Address of principal executive offices)(Zip code)

     Registrant's telephone number:          (408) 746-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes    X
                           No


Number of shares of common stock, $.05 par value, outstanding at November 9, 1994: 116,480,633.

                PART I.  FINANCIAL INFORMATION

               AMDAHL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)



The following unaudited consolidated financial statements reflect, in the opinion of management, all adjustments (which, other than the restructuring charges described in Management's Discussion and Analysis of Financial Condition and Results of Operations, include only normal recurring adjustments) necessary to present fairly the financial position as of the dates and results of operations for the periods indicated.

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

The results of operations for the nine months ended September 30, 1994, are not necessarily indicative of results for the entire year ending December 30, 1994.

                        AMDAHL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
                     ----------------------------------------
                              (Dollars in thousands)

                                                                  1994            1993
                                                               -----------     -----------
                  Assets
 Current assets:
   Cash and cash equivalents                                 $    425,007    $    149,484
   Short-term investments                                         169,700         103,585
   Receivables, net of allowances                                 251,377         307,747
   Inventories -
     Purchased materials                                           71,271         134,615
     Systems in process                                           167,890         233,560
     Finished goods                                                98,054         142,527
   Prepaid expenses and deferred tax benefit                       40,623          53,629
                                                               -----------     -----------
       Total current assets                                     1,223,922       1,125,147
                                                               -----------     -----------
 Long-term receivables and other assets                            38,687          45,620
                                                               -----------     -----------
 Property and equipment, at cost
   Leased systems                                                  47,088          60,229
   System spares                                                  387,541         418,057
   Production and data processing equipment                       464,750         667,137
   Office furniture, equipment, and improvements                  148,315         158,062
   Land and buildings                                             129,755         177,791
                                                               -----------     -----------
                                                                1,177,449       1,481,276
 Less - Accumulated depreciation and amortization                (814,428)       (979,856)
                                                               -----------     -----------
       Property and equipment, net                                363,021         501,420
                                                               -----------     -----------
                                                             $  1,625,630    $  1,672,187
                                                               ===========     ===========
                  Liabilities and stockholders' equity

 Current liabilities:
   Notes payable and short-term debt                         $     18,148    $    137,056
   Accounts payable                                                58,323          54,331
   Accounts payable - stockholder (Fujitsu Limited)                55,787          18,092
   Accrued liabilities                                            497,331         561,281
                                                               -----------     -----------
       Total current liabilities                                  629,589         770,760
                                                               -----------     -----------
 Long-term debt - stockholder (Fujitsu Limited)                    80,000               -
                                                               -----------     -----------
 Long-term liabilities                                             45,923          52,208
                                                               -----------     -----------
 Deferred income taxes                                             39,192          59,013
                                                               -----------     -----------
 Stockholders' equity:
   Common stock, $.05 par value -
     Authorized  - 200,000,000 shares
     Outstanding - 115,990,000 at September 30, 1994
       and 114,578,000 shares at December 31, 1993                  5,800           5,729
   Additional paid-in capital                                     515,901         507,895
   Retained earnings                                              301,583         267,664
   Cumulative translation adjustments                               9,375           8,918
   Unrealized holding losses on securities                         (1,733)              -
                                                               -----------     -----------
       Total stockholders' equity                                 830,926         790,206
                                                               -----------     -----------
                                                             $  1,625,630    $  1,672,187
                                                               ===========     ===========

                          AMDAHL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         -------------------------------------
                    (In thousands, except per common share amounts)

                                                              FOR THE THREE MONTHS ENDED
                                                          SEPT. 30, 1994    SEPT. 24, 1993
                                                         ---------------   ---------------
 REVENUES
   Equipment sales                                       $       218,941   $       256,822
   Equipment lease, maintenance and other                        145,269           136,851
                                                           --------------    --------------
                                                                 364,210           393,673
                                                           --------------    --------------
 COST OF REVENUES
   Equipment sales                                               149,604           206,301
   Equipment lease, maintenance and other                         76,461            82,108
                                                           --------------    --------------
                                                                 226,065           288,409
                                                           --------------    --------------
     Gross margin                                                138,145           105,264
                                                           --------------    --------------
 OPERATING EXPENSES
   Engineering and development                                    49,068            84,449
   Marketing, general and administrative                          77,943            84,596
   Restructuring charges                                               -           235,000
                                                           --------------    --------------
                                                                 127,011           404,045
                                                           --------------    --------------
     Income (loss) from operations                                11,134          (298,781)
                                                           --------------    --------------
 INTEREST
     Income                                                        7,032             5,983
     Expense                                                      (2,673)           (4,132)
                                                           --------------    --------------
                                                                   4,359             1,851
                                                           --------------    --------------

    Income (loss) before provision for
       (benefit from) income taxes                                15,493          (296,930)

 PROVISION FOR (BENEFIT FROM) INCOME TAXES                         1,200           (21,200)
                                                           --------------    --------------
 NET INCOME (LOSS)                                       $        14,293   $      (275,730)
                                                           ==============    ==============

 PER COMMON SHARE AMOUNTS:


   Net income (loss)                                     $           .12   $         (2.41)
                                                           ==============    ==============

   Average outstanding shares                                    119,234           114,219
                                                           ==============    ==============




 DIVIDENDS PER COMMON SHARE                                             -                 -
                                                           ==============    ==============

                        AMDAHL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                  (In thousands, except per common share amounts)

                                                              FOR THE NINE MONTHS ENDED
                                                          SEPT. 30, 1994    SEPT. 24, 1993
                                                         ---------------   ---------------
 REVENUES
   Equipment sales                                       $      708,379    $      831,476
   Equipment lease, maintenance and other                       431,531           406,116
                                                           -------------     -------------
                                                              1,139,910         1,237,592
                                                           -------------     -------------
 COST OF REVENUES
   Equipment sales                                              493,665           655,200
   Equipment lease, maintenance and other                       238,517           255,017
                                                           -------------     -------------
                                                                732,182           910,217
                                                           -------------     -------------
   Gross margin                                                 407,728           327,375
                                                           -------------     -------------
 OPERATING EXPENSES
   Engineering and development                                  155,851           259,200
   Marketing, general and administrative                        225,824           260,475
   Restructuring charges                                              -           478,000
                                                           -------------     -------------
                                                                381,675           997,675
                                                           -------------     -------------
     Income (loss) from operations                               26,053          (670,300)
                                                           -------------     -------------
 INTEREST
   Income                                                        16,915            18,824
   Expense                                                       (7,199)          (15,406)
                                                           -------------     -------------
                                                                  9,716             3,418
                                                           -------------     -------------
   Income (loss) before provision for
     (benefit from) income taxes                                 35,769          (666,882)

 PROVISION FOR (BENEFIT FROM) INCOME TAXES                        1,850          (119,000)
                                                           -------------     -------------
   Income (loss) before change in accounting principle           33,919          (547,882)

 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                 -              8,746
                                                          -------------      -------------
 NET INCOME (LOSS)                                      $       33,919     $     (539,136)
                                                          =============      =============

 PER COMMON SHARE AMOUNTS:

   Income (loss) before change in accounting principle  $          .29     $        (4.82)
   Effect of change in accounting principle                          -                .08
                                                          -------------      -------------
   Net income (loss)                                    $          .29     $        (4.74)
                                                          =============      =============

   Average outstanding shares                                  118,851            113,729
                                                          =============      =============




 DIVIDENDS PER COMMON SHARE                             $            -     $        .0250
                                                          =============      =============

                                AMDAHL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               -------------------------------------
                                           (In thousands)

                                                              FOR THE NINE MONTHS ENDED
                                                          SEPT. 30, 1994    SEPT. 24, 1993
                                                         ---------------   ---------------
Cash and cash equivalents at beginning of period         $      149,484    $      173,012
                                                            ------------      ------------
Cash flows from operating activities:

 Net income (loss)                                               33,919          (539,136)
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization                              106,204           161,238
     Restructuring charges                                            -           478,000
     Deferred income tax provision                              (19,652)          (66,087)
     (Gain) loss on dispositions of property, plant
       and equipment                                             (4,688)            1,895
     Decrease in receivables                                     54,673           306,369
     Decrease in inventories                                    211,859            48,196
     Decrease in prepaid expenses and deferred
       tax benefit                                               12,389             1,144
     Decrease in long-term receivables
       and other assets                                           6,157            16,090
     Increase (decrease) in accounts payable                     42,624           (97,332)
     Decrease in accrued liabilities                            (62,605)         (132,159)
     Decrease in long-term liabilities                           (5,999)           (2,738)
                                                          --------------    --------------
   Net cash provided by operating activities                    374,881           175,480
                                                          --------------    --------------
Cash flows from investing activities:

   Increase in short-term investments                           (67,848)          (33,524)
   Capital expenditures:
     Leased systems                                             (15,091)          (12,943)
     System spares                                               (2,804)          (50,100)
     Other property and equipment                               (34,556)          (31,311)
   Proceeds from dispositions of property,
     plant and equipment                                         47,944            37,650
                                                          --------------     -------------
   Net cash used for investing activities                       (72,355)          (90,228)
                                                          --------------    --------------
Cash flows from financing activities:

   Increase (decrease) in notes payable and
     short-term debt                                             11,958           (80,005)
   Repayments of borrowings under revolving
     credit agreement                                          (130,000)         (120,000)
   Long-term borrowings                                          80,000                 -
   Sale of common stock and exercise of options                   8,076             7,207
   Dividends paid                                                     -            (5,676)
                                                          --------------    --------------
   Net cash used for financing activities                       (29,966)         (198,474)
                                                          --------------    --------------
Effect of exchange rate changes on cash                           2,963              (463)
                                                          --------------    --------------
   Net increase (decrease) in cash and cash equivalents         275,523          (113,685)
                                                          --------------    --------------
Cash and cash equivalents at end of period               $      425,007    $       59,327
                                                          ==============    ==============

               AMDAHL CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


The accompanying interim financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1993 Annual Report to Stockholders.

RELATIONSHIP WITH FUJITSU LIMITED

During the third quarter of 1994 the Company recognized equipment sales to Fujitsu Limited (Fujitsu) under distributorship arrangements which contributed $6,049,000 and $2,602,000 to equipment sales and gross margin, respectively, compared to $5,575,000 and $2,871,000 in the third quarter of 1993 ($24,575,000 and $9,279,000 for the first nine months of 1994 and $7,844,000 and $4,104,000 for the first nine months of 1993).

In the third quarters of 1994 and 1993 the Company charged engineering and development expense $241,000 and $3,974,000 ($2,279,000 and $5,696,000 for the first nine months of 1994 and 1993), respectively, for services and materials supplied by Fujitsu.

Amounts due from Fujitsu included in receivables were $17,127,000 and $35,931,000 as of September 30, 1994 and December 31, 1993, respectively.

In January 1994 the Company and Fujitsu entered into an agreement under which Fujitsu would provide loans to the Company in an aggregate amount not to exceed $100,000,000. Such loans bear interest at a rate based upon the London Interbank Offered Rate. Any outstanding loan balance is payable to Fujitsu on January 28, 1997. At September 30, 1994, $80,000,000 was outstanding under this agreement. Interest expense associated with the loan was $1,284,000 and $2,888,000 in the third quarter and first nine months of 1994, respectively.


SUPPLEMENTARY CASH FLOW DISCLOSURE

Income taxes of $585,000 were paid by the Company in the first nine months of 1994, and income taxes of $13,278,000 were refunded to the Company in the first nine months of 1993. Interest paid on all borrowings was $6,394,000 and $15,169,000 for the first nine months of 1994 and 1993, respectively.

               AMDAHL CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1993 Annual Report to Stockholders.

Results of Operations

Third quarter of 1994 compared to third quarter of 1993:

Revenues decreased 7% to $364,210,000 in the third quarter of 1994 from $393,673,000 in the third quarter of 1993, and decreased 8% in the first nine months of 1994 as compared to the first nine months of 1993. Equipment sales decreased 15% in the third quarter of 1994 from the third quarter of 1993 as well as in the first nine months of 1994 from the first nine months of 1993. Equipment sales of the 5995M mainframe computers increased in the third quarter of 1994 as increased revenues from higher shipment volumes more than offset the impact of pricing declines when compared to the third quarter of 1993. The rate of price declines in 1994 was less severe than the declines experienced in 1992 and 1993, which the Company believes indicates an improved balance between supply and demand in the mainframe marketplace. Storage product equipment sales decreased as customers awaited shipments of the Company's new storage products, which will begin shipping in the fourth quarter of 1994. Equipment sales of the older lines of mainframe computers also decreased. Equipment lease, maintenance and other revenues increased 6% in the third quarter of 1994 from the third quarter of 1993 as well as in the first nine months of 1994 as compared to the first nine months of 1993, reflecting increased maintenance revenues from a larger customer installed base as well as increased sales of Huron software licenses.

The gross margin was 38% of revenues in the third quarter of 1994 and 27% in the third quarter of 1993 and was 36% of revenues in the first nine months of 1994 and 26% in the first nine months of 1993. The improvement in margins was primarily due to lower production costs resulting from reductions in excess manufacturing capacity. Also, gross margins on maintenance service revenues improved, reflecting benefits from the cost reduction actions taken in the field service organization in 1993 and 1994.

Operating expenses, excluding third quarter 1993 restructuring charges of $235,000,000, declined $42 million or 25% from the third quarter of 1993 to the third quarter of 1994 and were 35% and 43% of revenues in the third quarters of 1994 and 1993 respectively. Year-to-date operating expenses in 1994 and 1993, excluding first and third quarter 1993 restructuring charges of $478,000,000, declined $138 million or 27% and were 33% and 42% of revenues in 1994 and 1993 respectively. Third quarter 1994 engineering and development expenses decreased $35 million or 42% when compared to the third quarter of 1993, primarily due to cancellation of certain of the Company's product development activities and a reduction in the scope of other development projects. Engineering and development expenses also decreased due to the November 1993 agreement with Fujitsu for the joint development of the next generation of IBM compatible systems.

Third quarter 1994 net interest income increased $2,508,000 from the third quarter of 1993 due primarily to an increase in average net cash.

Although the Company's financial performance improved during the third quarter of 1994, near-term profitability will depend on sustained favorable economic conditions in the Company's primary markets, continued stabilization of pricing for large mainframe systems, and the ability of the market for mainframe systems to grow in the face of competition from smaller, less costly computer systems. Also, stabilization of pricing is dependent on continued balance between the supply of mainframe systems and customer demand.

In the latter part of 1993 the Company reorganized along lines of business consisting of its compatible processors, storage products, maintenance and consulting services, open systems and Huron software businesses, in order to enable the Company to more effectively enhance and expand its product offerings. Because of the factors noted above affecting its traditional mainframe business, the Company intends to rely increasingly on its ability to utilize lower cost technologies in future compatible processor products and on the ability of its other lines of business to contribute a higher percentage of revenues and profits to overall operations. Successful implementation of this strategy is, however, subject to the inherent risks associated with the introduction of new technologies and with the entry into new markets not related to the Company's traditional compatible processor business.

In July 1994 International Business Machines Corporation (IBM) gave the European Commission one year's advance notice of IBM's intention to terminate the Undertaking which it entered into with the Commission in 1984. The Undertaking called upon IBM to disclose interface specifications related to its System 370/390 mainframes to qualified competitors, including Amdahl. Since 1986 the Company has utilized specifications made available pursuant to the Undertaking in maintaining compatibility with new features and functions which IBM has announced from time to time.

At the present time the Company has no reason to believe that, upon termination of the Undertaking, IBM will depart from its past practice of disclosing interface specifications. However, a failure by IBM to continue to disclose required information on a timely basis would require Amdahl to rely extensively on technically difficult reverse engineering procedures. In such a case, should IBM continue to introduce significant architectural changes to its System 390 mainframes, the ability of the Company's products to remain compatible in the future on a timely basis could be adversely impacted. The Company is unable to predict what effect this would have on future operating results.


Financial Condition

September 30, 1994, compared to December 31, 1993:

The Company's net cash and investment position (cash and short-term investments net of short-term and long-term borrowings) improved by $381 million, from $117 million at December 31, 1993 to $498 million at September 30, 1994. Cash, cash equivalents and short-term investments increased $342 million and borrowings decreased $39 million.

Receivables decreased $56 million primarily due to the collection of income tax refunds and a decrease in amounts due from Fujitsu. The Company's continued efforts to reduce inventory levels resulted in a decline of $173 million. Net property and equipment decreased $138 million due primarily to the downsizing of internal data centers as well as ongoing depreciation charges.

Accrued liabilities decreased $64 million due primarily to charges against accrued restructuring costs, which decreased from $146 million at December 31, 1993 to $92 million at September 30, 1994.

At December 31, 1993, $130,000,000 classified as short-term debt was outstanding under the Company's revolving credit agreement with a group of banks. This amount was repaid by the Company upon expiration of the facility on January 31, 1994. At September 30, 1994, $80,000,000 was outstanding under the Fujitsu loan agreement (see Notes to the Consolidated Financial Statements).


Liquidity

The nature of the computer industry, combined with the current economic environment, makes it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that existing cash and borrowings under its loan agreement with Fujitsu will be adequate to finance continuing operations, investments in plant and equipment, inventories and spare parts, and expenditures for the development of new products at least through the next twelve months. The Company also expects that other sources of capital will be available to meet any additional financing requirements during and beyond 1994.

                  PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings:
   Not applicable.

Item 2.  Changes in Securities:
   Not applicable.

Item 3.  Defaults upon Senior Securities:
   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:
   Not applicable.

Item 5.  Other information:
   Not applicable.

Item 6.  Exhibits and Reports on Form 8-K:

   (a) Exhibits:
     Not applicable.

   (b) Reports on Form 8-K:
     No reports on Form 8-K were filed during the quarter ended
September 30, 1994.

                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                  AMDAHL CORPORATION



Date:     November 11, 1994        By:  /s/ E. Joseph Zemke
                                   E. Joseph Zemke
                                   President and
                                   Chief Executive Officer




Date:     November 11, 1994        By:  /s/ Ernest B. Thompson
                                   Ernest B. Thompson
                                   Vice President and Controller
                                   (Principal Accounting Officer)