Form 10-K
AMDAHL CORP
filed 1995-03-27
CIK 4427

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 30, 1994

                  Commission file number 1-7713

              A M D A H L    C O R P O R A T I O N
     (Exact name of registrant as specified in its charter)

Delaware                                               94-1728548
(State of Incorporation)                          (I.R.S.Employer
                                              Identification No.)

1250 East Arques Avenue
Sunnyvale, California                                  94088-3470
(Address of principal                                  (Zip Code)
executive offices)

Registrant's telephone number:                     (408) 746-6000

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
Title of class                                   which registered

common stock                        American Stock Exchange, Inc.
par value of $.05                           London Stock Exchange
per share

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [x]    No [  ]

     Aggregate market value of the registrant's common stock held by non-affiliates, based on the closing sales price on March 6, 1995: $691,210,223.

     Number of shares of common stock, par value of $.05 per share, outstanding as of March 6, 1995: 117,504,131.


               DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference in those parts of this Annual Report on Form 10-K as set forth below, but only to the extent specifically stated in such parts:
(1) Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 30, 1994 (the "Annual Report") into Parts I and II; and
(2) Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 4, 1995 (the "Proxy Statement") into Part III.

                             PART I

ITEM 1.  BUSINESS

General

     Amdahl Corporation ("Amdahl" or the "Company"), organized in 1970, provides large-scale, high performance, general-purpose computer systems and related storage products which are architecturally compatible at specific software and hardware interface levels with the basic functions of competing IBM systems. The Company also offers client-server hardware systems for the open systems marketplace. In addition, the Company provides software and communications products as well as consulting and professional services for both the IBM compatible and open systems markets. Amdahl's customer base is diversified and includes large corporations, financial institutions, public utilities, government agencies and universities.

     Since its first product shipment of IBM compatible processors in June 1975, the Company has continued to introduce new and more powerful computer systems. In December 1991 Amdahl began initial shipments of the newest of these systems, the 5995M series. In 1994 Amdahl began delivery of the highest performance models in this series, its ten-way and twelve-way processors, as well as its newest models of storage products. In late 1993, the Company also began delivery of high performance servers for the open systems market.

     In addition to its principal lines of computers and storage systems, Amdahl offers software products, educational and professional services, and hardware maintenance services. As part of its software products, the Company offers Huron, a comprehensive applications development and production system, UTS, a UNIX based operating system for IBM compatible mainframes, and its A+ family of performance and productivity tools for the open systems environment.

     The Company is organized along lines of business consisting of its compatible processor, storage, maintenance and professional services, Huron and open systems operations. The Company intends to enhance its professional and consulting services business and to enter into partnerships and alliances with other companies as a way of enhancing its existing product offerings and developing new products and services. Until its Huron, professional services and open systems offerings are more fully developed, however, the large-scale compatible processor business, including its related maintenance service and storage components, will continue to be the primary source of the Company's revenues.

     Fujitsu Limited ("Fujitsu"), a major Japanese manufacturer of computer systems, telecommunications equipment and electronic components, owns approximately 44% of the Company's outstanding common stock and is of substantial importance to the Company in the areas of manufacturing and technical assistance and supply of subsystems and components. Fujitsu also manufactures the Company's principal storage products. In November 1993 Amdahl and Fujitsu entered into an agreement pursuant to which Amdahl and Fujitsu would participate in the joint development of the Company's next generation of compatible mainframes. Under the agreement, Fujitsu will undertake primary responsibility for the design and manufacture of these systems. Because of Amdahl's increased dependence on Fujitsu as its supplier of future large-scale compatible processors and Fujitsu's participation with the Company in certain other ongoing research and development activities, the ability to negotiate favorable pricing terms with respect to future product requirements and to maintain a satisfactory working relationship are important.


Marketing

     The Company markets its products directly through its sales force to customers in the United States, Canada, Europe and Asia Pacific, through Fujitsu in Brazil, Japan, Malaysia and Spain and through other distributors in Indonesia, Saudi Arabia, Latin America, South Africa and Korea. In 1994 approximately 42% of Amdahl's revenues were from international operations.

     The Company offers its products for sale and lease. For further information on leasing see "Note 3 - Equipment Leasing and Third Party Transactions" on page 32 of the Annual Report.

     Service for Amdahl products is provided under service and parts warranty or separate maintenance agreements. For further information on warranties, see "Note 1 - Summary of Accounting
Practices" on pages 29 and 30 of the Annual Report.

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


Major Customer Information and Geographic Area Data

     The information under "Note 8 - Major Customer, Geographic
Area, and Product Line Data" on pages 37 and 38 of the Annual
Report is incorporated by reference.


Competition

     The principal segment of the data processing industry in which the Company competes remains the highly competitive mainframe computer system and related storage products and services segment. Amdahl markets its products in competition with several major multinational companies with substantial resources. IBM is Amdahl's principal competitor and is dominant in this segment of the computer industry. Competition is based primarily on price and performance, product enhancements and new product development, and customer service and support. However, price/performance relationships can change as new models or enhancements to existing models are introduced and as prices change. The financial strength and long-term viability of the supplier are also important.

     IBM competitive actions in the large-scale computer market and related submarkets have historically taken the form of price reductions and shortened product life cycles. As a result, selling prices and residual values of large-scale computer systems have declined substantially over time. Also, the continuing introduction by IBM of certain product modifications requires that Amdahl make comparable changes to remain fully compatible.

     The growth in the market for large-scale computers has been affected by rapid technological changes in recent years which have enabled smaller, less costly computer systems to compete for the development of application programs historically run in mainframe environments.

     The areas into which the Company has diversified its product, software and service offerings are also intensely competitive. Competitors include both highly specialized companies as well as fully integrated vendors such as IBM, Digital Equipment Corporation and Hewlett-Packard Company. New computer products, particularly in the open systems marketplace, are subject to rapid technological changes, short product life cycles, frequent product enhancements and price reductions. For software products, ease of use, product reliability, quality of technical support and product capabilities are important. Strength of distribution channels and brand name recognition are also of great importance.

     While the Company believes that it can compete successfully in its established and newer areas of business, there remain the inherent risks attendant with the introduction of new technologies and in successfully introducing product offerings not related to its traditional compatible processor business.

     For further discussion of competitive conditions, see
"Management's Discussion & Analysis - Results of Operations and
Factors That May Affect Future Operating Results" on pages 20, 22 and 23 of the Annual Report.


Manufacturing

     Amdahl manufactures its computers in Sunnyvale, California and near Dublin, Ireland. Major subsystems and components used in its computers are manufactured by Amdahl as well as by Fujitsu. As part of prior years' restructuring programs, Amdahl has significantly reduced its manufacturing capacity, partly to address the lower levels of business experienced in the large-scale mainframe market and in anticipation of greater dependence on Fujitsu for the supply of future mainframe products.

     Amdahl purchases under contracts with Fujitsu certain subassemblies and substantially all of its large-scale integrated semiconductor components and high-density printed circuit boards.
Its primary products are manufactured by Fujitsu to Amdahl specifications.

     While the Company seeks to identify qualified second sources of supply and to maintain adequate inventories, it may have only one source of supply for certain critical components, and material interruptions in product shipments could occur if those components were unavailable for a period of time. In addition, if for a substantial period Fujitsu failed to deliver subassemblies, direct-access storage devices or certain other equipment as required under manufacturing agreements with Amdahl, or should Fujitsu fail to meet development or manufacturing schedules for future mainframe products, serious interruptions to the Company's delivery schedules would occur, which would have a material adverse effect on the Company.

     The current supply agreements between Amdahl and Fujitsu generally provide for fixed U.S. dollar prices so long as the U.S.-Japanese currency exchange rate remains within a specified range. If the exchange rate fluctuates outside of this range, prices are to be adjusted pursuant to a formula under which Amdahl and Fujitsu will share equally any benefits or disadvantages. For further information regarding purchases from Fujitsu see "Note 2 - Relationship with Fujitsu Limited" on page 31 of the Annual Report.


Product Development

     The Company's future prospects depend upon its successful introduction of new products. During the last three years, the Company's product development costs, including amounts expended on development of both existing and new products, amounted to $203,241,000 in 1994, $334,514,000 in 1993, and $372,365,000 in
1992. However, as part of recent restructuring efforts, the Company has substantially reduced certain of its product development activities and expects that future product development expenditures will be considerably below those of recent years. The Company intends to rely, to a much greater degree than in the past, on strategic alliances, partnering arrangements and OEM relationships for major new products or product components.


Patents, Licenses and Related Matters

     Amdahl has an active program to file applications for and obtain patents in the United States and in selected foreign countries where a potential market for its products exists. The Company's general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into its products or otherwise expected to be of value. While Amdahl believes that its patents and applications have value, it also believes that its competitive position depends on the technical competence of its development personnel and the ability to successfully enter into partnering or OEM agreements with outside suppliers.

     Amdahl and IBM are parties to an agreement pursuant to which each grants to the other nonexclusive worldwide licenses as to certain of each other's patents to be issued on patent applications having an effective filing date prior to January 1, 1998. Under the agreement, which supersedes prior agreements between the companies, Amdahl is licensed under substantially all IBM patents relating to computer systems and software, communications networks and related semiconductor technology, generally covering the planned products of the Company while IBM is licensed under substantially all Amdahl patents. For further information regarding IBM see "Management's Discussion and Analysis - Factors That May Affect Future Operating Results" on page 23 of the Annual Report.

     The Company has also entered into licensing agreements with others and contemplates entering into additional license agreements under patents or know-how in the routine conduct of its business.


Employees

     As of February 24, 1995, the Company had approximately 5,600 full-time employees.


Executive Officers of Amdahl

     The executive officers of the Company as of February 1, 1995 are as follows:

Name                Age       Positions
-----              -----      ----------
John C. Lewis       59        Chairman of the Board

E. Joseph Zemke     54        President, Chief Executive Officer
                              and Director

Linda T. Alepin     49        Vice President, Business
                              Development

David L. Anderson   47        Vice President and General Manager,
                              Compatible Systems

John C. Cavalier    55        President and Chief Executive
                              Officer, Antares Alliance Group

William F. Ferone   50        Vice President and General Manager,
                              Customer Services

William Flanagan    55        Vice President, Business and
                              Marketing, Compatible Systems

Charles E. Fonner   51        Vice President, Product Management
                              and Marketing

Orval J. Nutt       54        Vice President and General Manager,
                              Worldwide Field Operations

Anthony M. Pozos    54        Senior Vice President, Human
                              Resources and Corporate Services

Bruce J. Ryan       51        Senior Vice President, Chief
                              Financial Officer and Corporate
                              Secretary

Ernest B. Thompson  58        Vice President and Controller

David B. Wright     45        Vice President and General Manager,
                              Worldwide Field Operations

     Mr. John C. Lewis has been Chairman of the Board since 1987.
He was President of Amdahl from 1977, when he joined the Company, until 1987. He was the Company's Chief Executive Officer from
1983 until 1992.

     Mr. E. Joseph Zemke was elected President and a Director in
1987 and has been the Company's Chief Executive Officer since May
1992. He was the Chief Operating Officer from 1985, when he joined the Company, until 1992.

     Ms. Linda T. Alepin joined the Company in 1978. She held positions of increasing responsibility within the Company until she was appointed Vice President of Market Development in 1989. She was appointed Vice President of Business Development in 1993.

     Mr. David L. Anderson has been Vice President and General Manager of Compatible Systems since 1993. Mr. Anderson joined the Company in 1971 and was elected Vice President, Processor Product Management in 1987. In 1989 Mr. Anderson became Vice President of Advanced Systems and in 1992 became Vice President of Compatible Products Development.

     Mr. John C. Cavalier joined the Company in 1993 as Vice President and General Manager, Huron Sales and Development. In mid-1993 Mr. Cavalier became President and Chief Executive Officer of Antares Alliance Group. From 1990 through 1992 Mr. Cavalier was President and Chief Executive Officer of Bimillennium Corporation.

     Mr. William F. Ferone has been Vice President and General Manager of Customer Services since 1992. He joined the Company in 1978 and was elected Vice President of Customer Services in 1987. In 1988 he became Vice President of Unix Systems. Mr. Ferone was elected to the position of Vice President, Marketing, Open Systems Operations in 1990.

     Mr. William Flanagan joined the Company in 1973 and was elected Vice President of Manufacturing in 1985. In 1993 he became Vice President of Operations, Compatible Systems and in 1994 he was appointed Vice President, Business and Marketing, Compatible Systems.

     Mr. Charles E. Fonner joined the Company in 1979 and was elected Vice President of Systems Marketing in 1991. In 1992 Mr.
Fonner became Vice President of Product Management and Marketing.

     Mr. Orval J. Nutt joined the Company in 1976 and was elected Vice President of Corporate Marketing in 1986 and Vice President and General Manager of U.S. Operations in 1991. In 1993 Mr. Nutt became Vice President and General Manager of Worldwide Field Operations.

     Mr. Anthony M. Pozos has been Senior Vice President, Human Resources and Corporate Services since 1986. Mr. Pozos joined the Company in 1976 as Corporate Vice President, Industrial Relations, and in 1983 assumed responsibility for Corporate Services.

     Mr. Bruce J. Ryan joined the Company in 1994 as Senior Vice
President, Chief Financial Officer and Corporate Secretary.  From
1993 through 1994 Mr. Ryan was Vice President of Industry
Marketing at Digital Equipment Corporation, prior to which he served as Vice President and Corporate Controller.

     Mr. Ernest B. Thompson joined the Company in 1978 as
Controller.  He was elected Corporate Vice President in 1980.

     Mr. David B. Wright joined the Company in 1987 as a regional Vice President of Sales. After being named Vice President of Commercial U.S. Sales in 1989 and Vice President and General Manager of European Operations in 1992, Mr. Wright was appointed Vice President and General Manager of Worldwide Field Operations in 1993.


ITEM 2.  PROPERTIES

     Amdahl's corporate headquarters is in Sunnyvale, California, as are its principal United States manufacturing, marketing, engineering and educational facilities, of which it owns 339,678 square feet and leases 944,051 square feet. Amdahl also leases approximately 106 sales and service offices throughout the United States, Canada, Europe, the Pacific Basin and Asia. See also "Note 12 - Lease Commitments" on page 43 of the Annual Report.

     Restructuring actions, which began in 1993, have caused certain Company facilities and properties to be under utilized. These include 716,000 square feet of leased properties worldwide, primarily sales, service and administrative offices, and property owned by the Company consisting of the International Headquarters in Dogmersfield Park, England (50,000 square feet) and a San Jose campus comprised of 13.2 acres and four buildings (289,000 square feet). The leased properties are being subleased or offered for sublease, and the other properties are being offered for sale.

ITEM 3.  LEGAL PROCEEDINGS

     Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS

     Not Applicable.

                             PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The information under "Common Stock Dividends and Price
Range" on page 44 of the Annual Report is incorporated by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     The information under "Summarized Quarterly Financial Data" on page 44 of the Annual Report is incorporated by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The information under "Management's Discussion & Analysis" on pages 20 through 24 of the Annual Report is incorporated by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information on pages 25 through 45 of the Annual Report is incorporated by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                            PART III


ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under "Certain Information with Respect to Directors and Officers - Nominees to Board of Directors" and "Compliance with Section 16(a) of the Securities Act of 1934" in the Proxy Statement is incorporated by reference. Also refer to the item entitled "Executive Officers of Amdahl" in Part I of this Form 10-K.


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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under "Certain Information with Respect to Directors and Executive Officers-Compensation Committee
Interlocks and Insider Participation", "Certain Transactions" and
"Loans to Executive Officers" in the Proxy Statement is incorporated by reference.


                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)(1)    Financial Statements

          Consolidated Financial Statements

          The following consolidated financial statements and related notes, together with the report thereon of Arthur Andersen LLP, independent public accountants, are incorporated by reference from the Annual Report:

          Consolidated Balance Sheets--December 30, 1994 and
          December 31, 1993.

          Consolidated Statements of Operations for each of the three years in the period ended December 30, 1994.

          Consolidated Statements of Cash Flows for each of the three years in the period ended December 30, 1994.

          Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December
          30, 1994.

(a)(2)    Schedules Supporting Consolidated Financial Statements

          Report of Independent Public Accountants on Schedules

          II   Valuation and Qualifying Accounts
          and Reserves

          Schedules Omitted

          In accordance with the rules of Regulation S-X, the other required schedule is not submitted because (a) it is not applicable to or required by the Company or (b) the information required to be set forth therein is included in the consolidated financial statements or other schedules.


(a)(3)    Exhibits

          Exhibit  Description
          -------  -----------
          *3(a)    Restated Certificate of Incorporation

          *3(b)    Restated By-Laws

                   Executive Compensation Plans and Agreements
                   -------------------------------------------
          10(a) 1994 Stock Incentive Plan (incorporated by reference to Exhibit 4(a) of Registrant's Registration Statement 33-54171, filed June 17, 1994)

          10(b) Executive Incentive Performance Plan, as amended (incorporated by reference to Exhibit
                   10(f) to Form 10-K for the fiscal year ended
                   December 31, 1993)

          *10(c) Amdahl Corporation Officer Loan Program, as amended

          10(d) Amdahl Corporation Director Fee Deferral Election Plan, as amended (incorporated by reference to Exhibit 10(g) to Form 10-K for the fiscal year ended December 25, 1992)

          10(e) Amdahl Corporation Deferral Election Plan, as amended (incorporated by reference to Exhibit
                   10(h) to Form 10-K for the fiscal year ended
                   December 25, 1992)

          *10(f)   Amdahl Corporation Corporate Officer
                   Severance Guidelines

          *10(g)   Amdahl Corporation Chief Executive Officer
                   Bonus Guidelines

          *10(h)   Amdahl Corporation 1994 Bonus Program for
                   Officers, Vice Presidents, Seniors and Keys

          10(i) Form of Restricted Stock Purchase Agreement under the Restricted Stock Plan (incorporated by reference to Exhibit 4(k) of Registrant's Registration Statement 33-54171, filed June 17, 1994)

                   Other Material Agreements
                   -------------------------

          10(j) Partnership Agreement dated June 21, 1993 between wholly owned subsidiaries of Amdahl and Electronic Data Systems Corporation (Portions of this exhibit are deleted pursuant to a request for confidential treatment) (incorporated by reference to
                   Exhibit 10(y) to Form 10-K for the fiscal year ended December 31, 1993)

          10(k) Joint Development Agreement between Amdahl and Fujitsu dated December 8, 1993 (Portions of this exhibit are deleted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10(aa) to Form 10-K for the fiscal year ended December 31, 1993)

          10(l) Loan Agreement between Amdahl and Fujitsu dated January 29, 1994 (incorporated by reference to Exhibit 10(c) to Form 10-Q for the fiscal period ended April 1, 1994)

                   Additional Exhibits
                   -------------------
          *13      Annual Report to Stockholders for fiscal year
                   1994 (only those portions incorporated by reference)

          *21      List of Subsidiaries

          *23      Consent of Arthur Andersen LLP

          *24      Powers of Attorney

          *27      Financial Data Schedule

     *Filed herewith

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     December 30, 1994.

      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES




To Amdahl Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Amdahl Corporation's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 23, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                           /s/Arthur Andersen LLP
                                              ARTHUR ANDERSEN LLP


San Jose, California
January 23, 1995

                                                                               SCHEDULE II

                            AMDAHL CORPORATION AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                      (in thousands)


                                           ADDITIONS   ADDITIONS
                               BALANCE     CHARGED     CHARGED
                               AT          TO COSTS    TO PROPERTY              BALANCE
                               BEGINNING   AND         AND            DEDUC-    AT END
                               OF PERIOD   EXPENSES    EQUIPMENT      TIONS(3)  OF PERIOD
YEAR ENDED DECEMBER 25, 1992:

 DOUBTFUL RECEIVABLES          $  4,796    $   296(1)  $  ---         $  1,865  $ 3,227
 FUTURE ENGINEERING            ========    ==========  =========      ========  =======
  CHANGES                      $ 37,111    $60,278(2)  $9,032(2)      $ 20,417  $86,004
                               ========    ==========  =========      ========  =======

YEAR ENDED DECEMBER 31, 1993:

 DOUBTFUL RECEIVABLES          $  3,227    $ 1,009(1)  $  ---         $    970  $ 3,266
 FUTURE ENGINEERING            ========    ==========  =========      ========  =======
  CHANGES                      $ 86,004    $16,672(2)  $  967(2)      $ 46,510  $57,133
                               ========    ==========  =========      ========  =======

YEAR ENDED DECEMBER 30, 1994:

 DOUBTFUL RECEIVABLES          $  3,266    $ 2,080(1)  $  ---         $    150  $ 5,196
 FUTURE ENGINEERING            ========    ==========  =========      ========  =======
  CHANGES                      $ 57,133    $  --- (2)  $  ---(2)      $ 18,490  $38,643
                               ========    ==========  =========      ========  =======
(1)  Estimated uncollectible accounts receivable.

(2)  Estimated costs of future engineering changes for shipped and capitalized systems.

(3)  The deductions represent charges against the reserves for the purposes for which the reserves were established.  Doubtful receivables deductions also include changes in estimates.

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

     The preceding undertaking is hereby incorporated by reference to outstanding Registration Statements Nos. 33-55460 and 33-54171 of the Company on Form S-8.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of March, 1995.

                                          AMDAHL CORPORATION

                                       /s/   E. JOSEPH ZEMKE
                                 ---------------------------
                                 (E. Joseph Zemke, President
                                and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures              Title                    Date
----------              -----                    ----


JOHN C. LEWIS*          Chairman of the Board
------------------
(John C. Lewis)


/s/E. JOSEPH ZEMKE      President, Chief         March 24, 1995
------------------      Executive Officer
(E. Joseph Zemke)       and Director
                        (Principal Executive
                        Officer)


/s/ERNEST B. THOMPSON   Vice President and       March 24, 1995
---------------------   Controller
(Ernest B. Thompson)    (Principal Accounting
                        Officer)

/s/BRUCE J. RYAN        Senior Vice President,   March 24, 1995
-----------------       Chief Financial Officer
(Bruce J. Ryan)         and Corporate Secretary
                        (Principal Financial
                        Officer)

Signatures              Title                    Date
 ----------              -----                    ----

KEIZO FUKAGAWA*         Director
------------------
(Keizo Fukagawa)



E. F. HEIZER, JR.*      Director
--------------------
(E. F. Heizer, Jr.)



KAZUTO KOJIMA*          Director
------------------
(Kazuto Kojima)



R. STANLEY LAING*       Director
-------------------
(R. Stanley Laing)



BURTON G. MALKIEL*      Director
--------------------
(Burton G. Malkiel)



GEORGE R. PACKARD*      Director
--------------------
(George R. Packard)



WALTER B. REINHOLD*     Director
---------------------
(Walter B. Reinhold)



TAKAMITSU TSUCHIMOTO    *Director
-----------------------
(Takamitsu Tsuchimoto)

J. SIDNEY WEBB*         Director
------------------
(J. Sidney Webb)

*By:      /s/BRUCE J. RYAN    Attorney-in-Fact   March 24, 1995
          ------------------
          (Bruce J. Ryan)

                          EXHIBIT INDEX

Exhibit   Description
-------   -----------
3(a)      Restated Certificate of Incorporation

3(b)      Restated By-Laws

10(c)     Amdahl Corporation Officer Loan Program, as amended

10(f)     Amdahl Corporation Corporate Officer Severance
          Guidelines

10(g)     Amdahl Corporation Chief Executive Officer Bonus
          Guidelines

10(h)     Amdahl Corporation 1994 Bonus Program for Officers,
          Vice Presidents, Seniors and Keys

13        Annual Report to Stockholders for fiscal year 1994
          (only those portions incorporated by reference)

21        List of Subsidiaries

23        Consent of Arthur Andersen LLP

24        Powers of Attorney

27        Financial Data Schedule