Form 10-Q
period 1995-03-31
AMDAHL CORP
filed 1995-05-15
CIK 4427

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended March 31, 1995

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

                    Yes  [X]
                    No   [ ]


Number of shares of common stock, $.05 par value, outstanding at May 4, 1995: 118,083,744.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Amdahl Corporation (the Company) believes the information included in the following report on Form 10-Q, when read in conjunction with the financial statements and related notes included in the Company's 1994 Annual Report to Stockholders, not to be misleading.

The results of operations for the three months ended March 31, 1995, are not necessarily indicative of results for the entire year ending December 29, 1995.

                            AMDAHL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1995 AND DECEMBER 30, 1994
                         ----------------------------------------
                                  (Dollars in thousands)

                                                     1995            1994
                                                 -----------     -----------
                  Assets
Current assets:
  Cash and cash equivalents                    $    323,802    $    358,006
  Short-term investments                            417,127         340,600
  Receivables, net of allowances                    256,964         309,927
  Inventories -
    Purchased materials                              48,801          45,561
    Systems in process                              148,560         135,408
    Finished goods                                   90,643         102,112
  Prepaid expenses and deferred tax benefit          48,580          54,874
                                                 -----------     -----------
      Total current assets                        1,334,477       1,346,488
                                                 -----------     -----------
  Long-term receivables and other assets             33,180          34,908
                                                 -----------     -----------
Property and equipment, at cost
  Leased systems                                     25,617          30,238
  System spares                                     402,757         384,685
  Production and data processing equipment          399,475         410,557
  Office furniture, equipment, and improvements     152,738         156,195
  Land and buildings                                137,791         137,429
                                                 -----------     -----------
                                                  1,118,378       1,119,104
  Less - Accumulated depreciation
    and amortization                               (803,462)       (781,465)
                                                 -----------     -----------
      Property and equipment, net                   314,916         337,639
                                                 -----------     -----------
                                               $  1,682,573    $  1,719,035
                                                 ===========     ===========

                  Liabilities and stockholders' equity

Current liabilities:
  Notes payable and short-term debt            $      9,546    $      8,816
  Accounts payable                                   64,370          69,603
  Accounts payable -
    stockholder (Fujitsu Limited)                    67,285          71,214
  Accrued liabilities                               455,007         511,706
                                                 -----------     -----------
      Total current liabilities                     596,208         661,339
                                                 -----------     -----------
Long-term debt -   stockholder (Fujitsu Limited)     80,000          80,000
                                                 -----------     -----------
Long-term liabilities                                46,695          49,674
                                                 -----------     -----------
Deferred income taxes                                52,467          51,767
                                                 -----------     -----------
Stockholders' equity:
  Common stock, $.05 par value -
    Authorized  - 200,000,000 shares
    Outstanding - 117,680,000 shares in 1995
      and 116,636,000 shares in 1994                  5,884           5,832
  Additional paid-in capital                        528,676         519,856
  Retained earnings                                 363,062         342,468
  Cumulative translation adjustments                  9,086           8,861
  Unrealized holding gains (losses) on securities       495            (762)
                                                 -----------     -----------
      Total stockholders' equity                    907,203         876,255
                                                 -----------     -----------
                                               $  1,682,573    $  1,719,035
                                                 ===========     ===========

                            AMDAHL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                      (In thousands, except per common share amounts)


                                                FOR THE THREE MONTHS ENDED
                                            MARCH 31, 1995       APRIL 1, 1994
                                            --------------       -------------
REVENUES
  Equipment sales                          $       216,775     $       235,716
  Equipment lease, maintenance and other           154,751             143,075
                                             --------------      --------------
                                                   371,526             378,791
                                             --------------      --------------
COST OF REVENUES
  Equipment sales                                  144,963             170,977
  Equipment lease, maintenance and other            81,248              78,745
                                             --------------      --------------
                                                   226,211             249,722
                                             --------------      --------------
    Gross margin                                   145,315             129,069
                                             --------------      --------------
OPERATING EXPENSES
  Engineering and development                       42,920              55,481
  Marketing, general and administrative             84,525              69,206
                                             --------------      --------------
                                                   127,445             124,687
                                             --------------      --------------
    Income from operations                          17,870               4,382
                                             --------------      --------------
INTEREST
  Income                                            11,298               5,036
  Expense                                           (2,774)             (2,308)
                                             --------------      --------------
                                                     8,524               2,728
                                             --------------      --------------
    Income before provision for
      income taxes                                  26,394               7,110

PROVISION FOR INCOME TAXES                           5,800                   -
                                             --------------      --------------
NET INCOME                                 $        20,594     $         7,110
                                             ==============      ==============

PER COMMON SHARE AMOUNTS:
    Net income                             $           .17     $           .06
                                             ==============      ==============

    Average outstanding shares                     119,660             117,193
                                             ==============      ==============

                            AMDAHL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------
                                      (In thousands)

                                                     FOR THE THREE MONTHS ENDED
                                                   MARCH 31, 1995   APRIL 1, 1994
                                                   --------------   -------------
Cash and cash equivalents at beginning of period        $358,006       $149,484
                                                   --------------   -------------
Cash flows from operating activities:
  Net income                                              20,594          7,110
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                        34,788         35,416
     Deferred income tax provision                           692         (4,362)
     Gain on dispositions of assets                       (1,318)        (4,416)
     Decrease in receivables                              57,040         35,060
     Decrease in inventories                                 723        104,165
     Decrease in prepaid expenses and
       deferred tax benefit                                5,702            373
    (Increase) decrease in long-term receivables
       and other assets                                    1,441           (186)
     Decrease in accounts payable                         (7,824)        (5,244)
     Decrease in accrued liabilities                     (63,438)       (24,100)
     Decrease in long-term liabilities                    (2,746)        (4,737)
                                                   --------------  -------------
  Net cash provided by operating activities               45,654        139,079
                                                   --------------  -------------
Cash flows from investing activities:
  Purchases of available-for-sale
    short-term investments                               (70,242)             -
  Purchases of held-to-maturity
    short-term investments                              (156,892)             -
  Proceeds from maturities of held-to maturity
    short-term investments                               151,864              -
  Decrease in short-term investments                           -          7,686
  Capital expenditures:
       Leased systems                                     (5,128)        (6,865)
       System spares                                      (5,776)          (754)
       Other property and equipment                      (13,204)       (11,559)
  Proceeds from property and equipment sales               6,176         15,767
                                                   --------------  -------------
  Net cash provided by (used for)
    investing activities                                 (93,202)         4,275
                                                   --------------  -------------
Cash flows from financing activities:
  Increase in notes payable and short-term debt            1,403          5,375
  Repayments of borrowings under revolving
    credit agreement                                           -       (130,000)
  Long-term borrowings                                         -         80,000
  Sale of common stock and exercise of options             8,872          2,984
                                                   --------------  -------------
  Net cash provided by (used for)
    financing activities                                  10,275        (41,641)
                                                   --------------  -------------
Effect of exchange rate changes on cash                    3,069            542
                                                   --------------  -------------
  Net increase (decrease) in cash
    and cash equivalents                                 (34,204)       102,255
                                                   --------------  -------------
Cash and cash equivalents at end of period              $323,802       $251,739
                                                   ==============  =============

               AMDAHL CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


The accompanying interim financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1994 Annual Report to Stockholders.

RELATIONSHIP WITH FUJITSU LIMITED

During the first quarter of 1995 the Company recognized equipment sales to Fujitsu Limited (Fujitsu) under distributorship arrangements which contributed $19,966,000 and $7,743,000 to equipment sales and gross margin, respectively, compared to $11,997,000 and $4,222,000 in the first quarter of 1994.

Amounts due from Fujitsu included in receivables were $26,082,000 and $21,097,000 as of March 31, 1995 and December 30, 1994,
respectively.

In January 1994 the Company and Fujitsu entered into an agreement under which Fujitsu would provide loans to the Company in an aggregate amount not to exceed $100,000,000. Such loans bear interest at a rate based upon the London Interbank Offered Rate. Any outstanding loan balance is payable to Fujitsu on January 28, 1997. At March 31, 1995 and December 30, 1994, $80,000,000 was
outstanding under this agreement. Interest expense associated with the loan was $1,418,000 and $810,000 in the first quarters of 1995 and 1994, respectively.


SUPPLEMENTARY CASH FLOW DISCLOSURE

Income taxes of $12,488,000 were paid by the Company in the first three months of 1995, and income taxes of $823,000 were refunded to the Company in the first three months of 1994. Interest paid on all borrowings was $2,311,000 and $1,668,000 for the first three months of 1995 and 1994, respectively.

               AMDAHL CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1994 Annual Report to Stockholders.

Results of Operations

First quarter of 1995 compared to first quarter of 1994:

Revenues decreased 2% to $371,526,000 in the first quarter of 1995 from $378,791,000 in the first quarter of 1994. Equipment sales revenue decreased 8% in the first quarter of 1995 from the first quarter of 1994. Revenues from storage product equipment sales decreased 28% as a result of pricing declines. Revenues from equipment sales of 5995M mainframe systems decreased in the first quarter of 1995 due to a shift in the nature of transactions, with more customers adding computing capacity through purchases of upgrades rather than complete new systems. In addition, 5995M prices declined, albeit at less than historical rates, from the first quarter of 1994 to the first quarter of 1995. Equipment sales of the older lines of mainframe computers also decreased. Equipment sales of high performance servers acquired under OEM arrangements with Sun Microsystems increased significantly from the first quarter of 1994 to the first quarter of 1995, in part offsetting the revenue decreases discussed above. Equipment lease, maintenance and other revenues increased 8% in the first quarter of 1995 from the first quarter of 1994, reflecting increased maintenance revenues from a larger customer installed base. Total revenues were also favorably impacted by approximately $12 million by a weakened U.S. dollar, as international revenues denominated in foreign currencies translated into more dollars in the first quarter of 1995, when compared to the first quarter of 1994.

The gross margin was 39% of revenues in the first quarter of 1995 and 34% in the first quarter of 1994. Gross margin on equipment sales as a percentage of revenues increased from 27% in the first quarter of 1994 to 33% in the first quarter of 1995, reflecting lower manufacturing costs and because increased sales of large-scale processor upgrades resulted in better gross margins than sales of complete new systems. Gross margins on maintenance, lease and other revenues as a percentage of revenues increased from 45% in the first quarter of 1994 to 47% in the first quarter of 1995, primarily reflecting improved gross margins in hardware maintenance.

Operating expenses increased 2% from the first quarter of 1994 to the first quarter of 1995 and were 34% and 33% of revenues in the first quarters of 1995 and 1994 respectively. First quarter 1995 engineering and development expenses decreased $13 million or 23% when compared to the first quarter of 1994 due to the impact of the November 1993 agreement with Fujitsu for the joint development of the next generation of IBM compatible systems. First quarter 1995 marketing, general and administrative expenses increased $15 million or 22%, primarily due to increased marketing efforts directed toward the Company's newer lines of business.

First quarter 1995 net interest income increased $5,796,000 from the first quarter of 1994 due primarily to increased interest income from higher average cash levels.

The effective income tax rate was 22% in the first quarter of 1995. The Company made no provision for income taxes in the first quarter of 1994, which reflected utilization of domestic and foreign net operating loss carryforward benefits.


Factors That May Affect Future Operating Results

As indicated in its Annual Report, market conditions for the Company's existing storage products have become increasingly difficult because of increased competition in the storage marketplace. The Company has certain new product offerings under development which will not be available until the latter half of 1995. As a consequence, the Company's inability to have introduced these offerings sooner will have a negative impact on its revenues for this line of business in 1995. Should any delays in current development schedules occur, the Company's future operating results would be further adversely affected.


Financial Condition

March 31, 1995, compared to December 30, 1994:

The Company's net cash and investment position (cash and short-term investments minus total debt, excluding capitalized lease obligations) improved by $41 million, from $611 million at December 30, 1994 to $652 million at March 31, 1995, primarily due to an increase in cash, cash equivalents and short-term investments of $42 million.

Receivables decreased $53 million primarily due to decreased revenues from the fourth quarter of 1994 to the first quarter of 1995.

Accrued liabilities decreased $57 million due to decreases in payroll-related and other accruals and decreased income taxes payable. Charges against accrued restructuring costs resulted in a decrease in the balance from $88 million at December 30, 1994 to $83 million at March 31, 1995.

At March 31, 1995 and at December 30, 1994, $80,000,000 was
outstanding under the Fujitsu loan agreement and was classified as long-term debt (see Notes to the Consolidated Financial
Statements).


Liquidity

The nature of the computer industry, combined with the current economic environment, make it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that existing cash and borrowings under its loan agreement with Fujitsu will be adequate to finance continuing operations and investments in property and equipment, inventories and spare parts at least through the end of 1996.

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

Item 3.   Defaults upon Senior Securities:
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders:
          Not applicable.

Item 5.   Other information:
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits:

               10(a)     Amdahl Corporation Short-Term Executive
                         Incentive Performance Plan

               10(b)     Amdahl Corporation Long-Term Executive
                         Incentive Performance Plan

               10(c)     Amdahl Corporation 1994 Stock Incentive
                         Plan, as amended

          (b)  Reports on Form 8-K:
               No reports on Form 8-K were filed during the
quarter             ended March 31, 1995.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   AMDAHL CORPORATION



Date:  May 15, 1995           By:       /s/ E. Joseph Zemke

       ------------                --------------------------
                                   E. Joseph Zemke
                                   President and
                                   Chief Executive Officer




Date:  May 15, 1995           By:      /s/ Ernest B. Thompson

     --------------                ---------------------------
                                   Ernest B. Thompson
                                   Vice President and Controller
                                   (Principal Accounting Officer)


EXHIBIT INDEX

Item             Description
- ----             -----------

10(a)            Amdahl Corporation Short-Term Executive Incentive
                 Performance Plan

10(b)            Amdahl Corporation Long-Term Executive Incentive
                 Performance Plan

10(c) Amdahl Corporation 1994 Stock Incentive Plan, as amended

27               Financial Data Schedule