Form 10-Q
period 1995-06-30
AMDAHL CORP
filed 1995-08-14
CIK 4427

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended June 30, 1995

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


                           Yes  [ X ]
                           No   [   ]


Number of shares of common stock, $.05 par value, outstanding at August 4: 118,875,083.

                 PART I.  FINANCIAL INFORMATION

               AMDAHL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)



The following unaudited consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of the dates and results of operations for the periods indicated.

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

The results of operations for the six months ended June 30, 1995, are not necessarily indicative of results for the entire year ending December 29, 1995.

                            AMDAHL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 1995 AND DECEMBER 30, 1994
                          ---------------------------------------
                                  (Dollars in thousands)

                                                                  1995            1994
                                                               -----------     -----------
                  Assets
 Current assets:
   Cash and cash equivalents                                 $    194,250    $    358,006
   Short-term investments                                         572,843         340,600
   Receivables, net of allowances                                 255,143         309,927
   Inventories -
     Purchased materials                                           34,692          45,561
     Systems in process                                           155,270         135,408
     Finished goods                                                97,208         102,112
   Prepaid expenses and deferred tax benefit                       69,571          54,874
                                                               -----------     -----------
       Total current assets                                     1,378,977       1,346,488
                                                               -----------     -----------
 Long-term receivables and other assets                            28,326          34,908
                                                               -----------     -----------
 Property and equipment, at cost:
   Leased systems                                                  26,040          30,238
   System spares                                                  391,311         384,685
   Production and data processing equipment                       364,171         410,557
   Office furniture, equipment, and improvements                  155,159         156,195
   Land and buildings                                             126,619         137,429
                                                               -----------     -----------
                                                                1,063,300       1,119,104
   Less - Accumulated depreciation and amortization              (770,475)       (781,465)
                                                               -----------     -----------
       Property and equipment, net                                292,825         337,639
                                                               -----------     -----------
                                                             $  1,700,128    $  1,719,035
                                                               ===========     ===========
                  Liabilities and stockholders' equity

 Current liabilities:
   Notes payable and short-term debt                         $     18,472    $      8,816
   Accounts payable                                                64,603          69,603
   Accounts payable - stockholder (Fujitsu Limited)                51,222          71,214
   Accrued liabilities                                            439,155         511,706
                                                               -----------     -----------
       Total current liabilities                                  573,452         661,339
                                                               -----------     -----------
 Long-term debt - stockholder (Fujitsu Limited)                    80,000          80,000
                                                               -----------     -----------
 Long-term liabilities                                             45,215          49,674
                                                               -----------     -----------
 Deferred income taxes                                             57,635          51,767
                                                               -----------     -----------
 Stockholders' equity:
   Common stock, $.05 par value -
     Authorized  - 200,000,000 shares
     Outstanding - 118,552,000 shares in 1995
       and 116,636,000 shares in 1994                               5,928           5,832
   Additional paid-in capital                                     536,311         519,856
   Retained earnings                                              389,304         342,468
   Cumulative translation adjustments                               9,555           8,861
   Unrealized holding gains (losses) on securities                  2,728            (762)
                                                               -----------     -----------
       Total stockholders' equity                                 943,826         876,255
                                                               -----------     -----------
                                                             $  1,700,128    $  1,719,035
                                                               ===========     ===========

                            AMDAHL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                      (In thousands, except per common share amounts)



                                                 FOR THE THREE MONTHS ENDED
                                              JUNE 30, 1995       JULY 1, 1994
                                              -------------       ------------
  REVENUES
    Equipment sales                          $       215,845     $       253,722
    Service, software and other                      162,821             143,187
                                               --------------      --------------
                                                     378,666             396,909
                                               --------------      --------------
  COST OF REVENUES
    Equipment sales                                  138,509             173,084
    Service, software and other                       91,886              83,311
                                               --------------      --------------
                                                     230,395             256,395
                                               --------------      --------------
     Gross margin                                    148,271             140,514
                                               --------------      --------------
  OPERATING EXPENSES
    Engineering and development                       35,727              51,302
    Marketing, general and administrative             90,116              78,675
                                               --------------      --------------
                                                     125,843             129,977
                                               --------------      --------------
     Income from operations                           22,428              10,537
                                               --------------      --------------
  INTEREST
    Income                                            13,740               4,847
    Expense                                           (2,526)             (2,218)
                                               --------------      --------------
                                                      11,214               2,629
                                               --------------      --------------
     Income before provision for income taxes         33,642              13,166

  PROVISION FOR INCOME TAXES                           7,400                 650
                                               --------------      --------------
  NET INCOME                                 $        26,242     $        12,516
                                               ==============      ==============

  PER COMMON SHARE AMOUNTS:


    Net income                               $           .22     $           .11
                                               ==============      ==============

    Average outstanding shares                       120,540             117,409
                                               ==============      ==============

                            AMDAHL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                      (In thousands, except per common share amounts)

                                                         FOR THE SIX MONTHS ENDED
                                                        JUNE 30, 1995       JULY 1, 1994
                                                       ---------------    ---------------
  REVENUES
    Equipment sales                                    $      432,620     $      489,438
    Service, software and other                               317,572            286,262
                                                         -------------      -------------
                                                              750,192            775,700
                                                         -------------      -------------
  COST OF REVENUES
    Equipment sales                                           283,472            344,061
    Service, software and other                               173,134            162,056
                                                         -------------      -------------
                                                              456,606            506,117
                                                         -------------      -------------
     Gross margin                                             293,586            269,583
                                                         -------------      -------------
  OPERATING EXPENSES
    Engineering and development                                78,647            106,783
    Marketing, general and administrative                     174,641            147,881
                                                         -------------      -------------
                                                              253,288            254,664
                                                         -------------      -------------
     Income from operations                                    40,298             14,919
                                                         -------------      -------------
  INTEREST
    Income                                                     25,038              9,883
    Expense                                                    (5,300)            (4,526)
                                                         -------------      -------------
                                                               19,738              5,357
                                                         -------------      -------------
     Income before provision for income taxes                  60,036             20,276

  PROVISION FOR INCOME TAXES                                   13,200                650
                                                         -------------      -------------
  NET INCOME                                           $       46,836     $       19,626
                                                         =============      =============

  PER COMMON SHARE AMOUNTS:

    Net income                                         $          .39     $          .17
                                                         =============      =============

    Average outstanding shares                                120,100            117,301
                                                         =============      =============

                            AMDAHL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------
                                      (In thousands)

                                                      FOR THE SIX MONTHS ENDED
                                                    JUNE 30, 1995   JULY 1, 1994
                                                   --------------   -------------
Cash and cash equivalents at beginning of period        $358,006       $149,484
                                                   --------------   -------------
Cash flows from operating activities:
  Net income                                              46,836         19,626
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                        60,876         71,128
     Deferred income tax provision                         5,860         (2,317)
     Gain on dispositions of assets                         (127)        (4,669)
     Decrease in receivables                              59,437         29,075
     Decrease in inventories                               6,099        184,094
     Increase in prepaid expenses and
       deferred tax benefit                              (17,056)        (1,084)
    (Increase) decrease in long-term receivables
       and other assets                                    6,274           (998)
     Increase (decrease) in accounts payable             (23,499)        16,570
     Decrease in accrued liabilities                     (79,836)       (39,456)
     Decrease in long-term liabilities                    (4,202)        (6,760)
                                                   --------------  -------------
  Net cash provided by operating activities               60,662        265,209
                                                   --------------  -------------
Cash flows from investing activities:
  Purchases of available-for-sale
    short-term investments                              (185,835)        (7,510)
  Purchases of held-to-maturity
    short-term investments                              (277,009)       (54,211)
  Proceeds from sales and maturities of
    available-for-sale short-term investments              6,491          2,048
  Proceeds from maturities of held-to maturity
    short-term investments                               229,299         69,793
  Capital expenditures:
       Leased systems                                     (7,995)       (10,924)
       System spares                                     (10,184)        (2,669)
       Other property and equipment                      (28,972)       (25,135)
  Proceeds from property and equipment sales              19,296         32,886
                                                   --------------  -------------
  Net cash provided by (used for)
    investing activities                                (254,909)         4,278
                                                   --------------  -------------
Cash flows from financing activities:
  Increase (decrease) in notes payable
    and short-term debt                                   10,473           (333)
  Repayments of borrowings under revolving
    credit agreement                                           -       (130,000)
  Long-term borrowings                                         -         80,000
  Sale of common stock and exercise of options            16,551          5,162
                                                   --------------  -------------
  Net cash provided by (used for)
    financing activities                                  27,024        (45,171)
                                                   --------------  -------------
Effect of exchange rate changes on cash                    3,467          1,811
                                                   --------------  -------------
  Net increase (decrease) in cash
    and cash equivalents                                (163,756)       226,127
                                                   --------------  -------------
Cash and cash equivalents at end of period              $194,250       $375,611
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


RELATIONSHIP WITH FUJITSU LIMITED

During the second quarter of 1995 the Company recognized equipment sales to Fujitsu Limited (Fujitsu) under distributorship arrangements which contributed $1,155,000 and $482,000 to equipment sales and gross margin, respectively, compared to $6,529,000 and $2,455,000 in the second quarter of 1994 ($21,121,000 and $8,225,000 for the first six months of 1995 and $18,526,000 and $6,677,000 for the first six months of 1994).

In the second quarter of 1995 the Company entered into a contract manufacturing agreement with HaL Computer Systems, Inc. (HaL), a wholly-owned subsidiary of Fujitsu, whereby Amdahl agreed to manufacture high end open system workstations for HaL. This agreement contributed $4,322,000 to equipment sales in the first six months of 1995.

Amounts due from Fujitsu and HaL included in receivables were $15,666,000 and $21,097,000 as of June 30, 1995 and December 30,
1994, respectively.

At June 30, 1995 and December 30, 1994, $80,000,000 was
outstanding under the loan agreement with Fujitsu. Interest expense associated with the loan was $1,581,000 and $794,000 in the second quarters of 1995 and 1994, respectively ($2,999,000 and $1,604,000 for the first six months of 1995 and 1994, respectively).


SUPPLEMENTARY CASH FLOW DISCLOSURE

Income taxes of $23,626,000 were paid by the Company in the first six months of 1995, and income taxes of $30,005,000 were refunded to the Company in the first six months of 1994. Interest paid on all borrowings was $5,255,000 and $3,836,000 for the first six months of 1995 and 1994, respectively.

NONCASH INVESTING ACTIVITIES

Transfers of Amdahl-manufactured systems from net property, plant and equipment to inventories were $12,935,000 in the first six months of 1995 and $31,070,000 in the first six months of 1994.

               AMDAHL CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1994 Annual Report to Stockholders.


RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST HALF OF 1995 COMPARED TO SECOND QUARTER
AND FIRST HALF OF 1994:

Revenues decreased 5% to $378,666,000 in the second quarter of 1995 from $396,909,000 in the second quarter of 1994, and decreased 3% in the first half of 1995 as compared to the first
half of 1994.   Equipment sales revenues decreased 15% in the
second quarter of 1995 from the second quarter of 1994 and decreased 12% in the first half of 1995 from the first half of 1994. Revenues from storage product equipment sales decreased 56% in the second quarter of 1995 when compared to the same period of 1994 as a result of pricing and volume declines associated with delays in the introduction of new storage products. Revenues from equipment sales of 5995M mainframe systems increased slightly in the second quarter of 1995 due to higher volumes. Equipment sales of the older lines of mainframe computers decreased. Equipment sales of high performance servers acquired under OEM arrangements with Sun Microsystems increased significantly from the second quarter of 1994 to the second quarter of 1995.

Service, software and other revenues increased 14% in the second quarter of 1995 from the second quarter of 1994 and increased 11% in the first half of 1995 from the first half of 1994, reflecting increased maintenance revenues from a larger customer installed base as well as increased consulting services and software revenues.

Second quarter and first half 1995 revenues were also favorably impacted by approximately $14 million and $26 million, respectively, by a weakened U.S. dollar, as international revenues denominated in foreign currencies translated into more dollars in 1995, when compared to the same periods of 1994.

The gross margin was 39% of revenues in the second quarter and first half of 1995 and 35% in the second quarter and first half of 1994. Gross margin on equipment sales as a percentage of revenues increased from 32% in the second quarter of 1994 to 36% in the second quarter of 1995 and increased from 30% in the first half of 1994 to 34% in the first half of 1995, reflecting lower manufacturing costs and a higher percentage of sales of 5995M processor upgrades, which yield better gross margins than sales of complete new systems. Gross margins on service, software and other revenues as a percentage of revenues increased from 42% in the second quarter of 1994 to 44% in the second quarter of 1995 and increased from 43% in the first half of 1994 to 45% in the first half of 1995.

Operating expenses decreased 3% from the second quarter of 1994 to the second quarter of 1995 and were 33% of revenues in the second quarters of 1995 and 1994. 1995 year-to-date operating expenses were essentially flat with year-to-date 1994 operating expenses and were 34% and 33% of revenues in 1995 and 1994, respectively. Second quarter 1995 engineering and development expenses decreased $16 million or 30% when compared to the second quarter of 1994 primarily due to the agreement with Fujitsu for the joint development of the next generation of IBM compatible systems. Second quarter 1995 marketing, general and administrative expenses increased $11 million or 15%, due to increased marketing efforts directed toward the Company's newer lines of business.

Second quarter 1995 net interest income increased $8,585,000 from the second quarter of 1994 and increased $14,381,000 from the first half of 1994 to the first half of 1995 due primarily to increased interest income from higher average cash levels.

The effective income tax rate was 22% in the second quarter and first six months of 1995. The rate was lower than the statutory federal rate because the Company utilized domestic reserves. In the first half of 1994 the Company utilized domestic and foreign net operating loss carryforwards, which resulted in an effective income tax rate of 5% in the second quarter of 1994 and 3% in the first six months of 1994.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

As indicated in its Annual Report, market conditions for the Company's existing storage products have become increasingly difficult because of increased competition in the storage marketplace. The Company has new product offerings under development which will not be available in volume until early 1996. Should any delays in current development schedules occur, the Company's future operating results would be further adversely affected.


FINANCIAL CONDITION

JUNE 30, 1995, COMPARED TO DECEMBER 30, 1994:

The Company's net cash and investment position (cash and short-term investments minus total debt, excluding capitalized lease obligations) improved by $59 million, from $611 million at December 30, 1994 to $670 million at June 30, 1995, primarily due to an increase in cash, cash equivalents and short-term investments of $68 million.

Receivables decreased $55 million primarily due to decreased revenues from the fourth quarter of 1994 to the second quarter of 1995.

Net property and equipment decreased $45 million due in part to retirements of production and data processing equipment and because depreciation exceeded capital spending in the first half of 1995.

Accrued liabilities decreased $73 million due to decreased payroll-related and other accruals, and decreased income taxes payable, deferred revenues, and reserves for future engineering changes. Charges against accrued restructuring costs resulted in a decrease in the balance from $88 million at December 30, 1994 to $77 million at June 30, 1995.

At June 30, 1995 and at December 30, 1994, $80,000,000 was
outstanding under the Fujitsu loan agreement and was classified as long-term debt (see Notes to the Consolidated Financial
Statements).


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



Item 1.   LEGAL PROCEEDINGS:
          Not applicable.

Item 2.   CHANGES IN SECURITIES:
          Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES:
          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          (a)  Annual Meeting of Stockholders was held on May 4,
               1995.

          (b) The vote for the nominated Directors was as follows:

          NOMINEE                  IN FAVOR            WITHHELD
          -------                  --------            --------

          John C. Lewis            107,486,048           854,259
          E. Joseph Zemke          107,464,710           875,597
          Keizo Fukagawa           107,496,008           844,299
          Michael R. Hallman       106,827,465         1,512,842
          E. F. Heizer, Jr.        107,513,274           827,033
          Kazuto Kojima            107,495,129           845,178
          Burton G. Malkiel        107,523,900           816,407
          George R. Packard        107,523,552           816,755
          Walter B. Reinhold       107,508,575           831,732
          Takamitsu Tsuchimoto     107,492,204           848,103
          J. Sidney Webb           107,510,561           829,746

          (c) Other matters voted upon at the meeting were as follows:

               1. Approval of the Employee Stock Purchase Plan Restatement was as follows:
                                                  % of votes cast
                                                  ---------------
               For                 104,503,366         96.46%
               Against               3,585,701          3.31%
               Abstain                 251,240          0.23%
                                   -----------
               Total shares voted  108,340,307
                                   ===========

               2. Approval of the 1994 Stock Incentive Plan Amendments was as follows:
                                                  % of votes cast
                                                  ---------------
               For                  95,432,468         88.09%
               Against              12,622,163         11.65%
               Abstain                 285,676          0.26%
                                   -----------
               Total shares voted  108,340,307
                                   ===========

               3.   Approval of the Short-Term Executive
                    Incentive Performance Plan was as follows:
                                                  % of votes cast
                                                  ---------------
               For                 105,128,165         97.04%
               Against               2,928,031          2.70%
               Abstain                 284,111          0.26%
                                   -----------
               Total shares voted  108,340,307
                                   ===========

               4.   Ratification of the selection of Arthur
                    Andersen LLP as independent public
                    accountants for 1995 was approved as follows:
                                                  % of votes cast
                                                  ---------------
               For                 107,990,531         99.68%
               Against                 183,590          0.17%
               Abstain                 166,186          0.15%
                                   -----------
               Total shares voted  108,340,307
                                   ===========

               5. Rejection of the Stockholder Proposal on Nominating Committee was as follows:
                                                  % of votes cast
                                                  ---------------
               For                  17,257,307         17.99%
               Against              78,162,513         81.47%
               Abstain                 523,612          0.54%
                                   -----------
               Total shares voted   95,943,432
                                   ===========

               Broker Non-votes     12,396,875

               6. Rejection of the Stockholder Proposal on "High-Performance Workplace" was as follows:
                                                  % of votes cast
                                                  ---------------
               For                   4,390,786          4.58%
               Against              88,382,517         92.12%
               Abstain               3,170,129          3.30%
                                   -----------
               Total shares voted   95,943,432
                                   ===========

               Broker Non-votes     12,396,875

Item 5.   OTHER INFORMATION:
          Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          (a)  Exhibits:

               10(a)     Amdahl Corporation Deferral Election
                         Plan, as amended.

          (b)  Reports on Form 8-K:
               No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   AMDAHL CORPORATION



Date:     August 11, 1995          By:  /s/ E. Joseph Zemke
          ---------------               -------------------
                                        E. Joseph Zemke
                                        President and
                                        Chief Executive Officer




Date:     August 11, 1995          By:  /s/ Ernest B. Thompson
          ---------------               ----------------------
                                        Ernest B. Thompson
                                        Vice President and
                                        Controller
                                        (Principal Accounting
                                        Officer)

                          EXHIBIT INDEX


Exhibit        Description
-------        ------------

10(a) Amdahl Corporation Deferral Election Plan, as amended

27             Financial Data Schedule