Form 10-Q
period 1995-09-29
AMDAHL CORP
filed 1995-11-13
CIK 4427

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended September 29, 1995

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


                             Yes [X]
                             No  [ ]


Number of shares of common stock, $.05 par value, outstanding at November 3, 1995: 119,115,554.

                 PART I.  FINANCIAL INFORMATION

               AMDAHL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



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

The results of operations for the nine months ended September 29, 1995, are not necessarily indicative of results for the entire year ending December 29, 1995.

                        AMDAHL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 29, 1995 AND DECEMBER 30, 1994
                     ----------------------------------------
                              (Dollars in thousands)


                                                                  1995            1994
                                                               -----------     ----------
                  Assets
 Current assets:
   Cash and cash equivalents                                 $    212,751    $    358,006
   Short-term investments                                         568,887         340,600
   Receivables, net of allowances                                 252,341         309,927
   Inventories -
     Purchased materials                                           46,216          45,561
     Systems in process                                           170,309         135,408
     Finished goods                                                94,174         102,112
   Prepaid expenses and deferred tax benefit                       67,499          54,874
                                                               -----------     -----------
       Total current assets                                     1,412,177       1,346,488
                                                               -----------     -----------
 Long-term receivables and other assets                            28,487          34,908
                                                               -----------     -----------
 Property and equipment, at cost:
   Leased systems                                                  30,179          30,238
   System spares                                                  385,465         384,685
   Production and data processing equipment                       365,936         410,557
   Office furniture, equipment, and improvements                  154,795         156,195
   Land and buildings                                             110,783         137,429
                                                               -----------     -----------
                                                                1,047,158       1,119,104
   Less - Accumulated depreciation and amortization              (777,659)       (781,465)
                                                               -----------     -----------
       Property and equipment, net                                269,499         337,639
                                                               -----------     -----------
                                                             $  1,710,163    $  1,719,035
                                                               ===========     ===========
                  Liabilities and stockholders' equity

 Current liabilities:
   Notes payable and short-term debt                         $     20,167    $      8,816
   Accounts payable                                                65,212          69,603
   Accounts payable - stockholder (Fujitsu Limited)                51,762          71,214
   Accrued liabilities                                            421,122         511,706
                                                               -----------     -----------
       Total current liabilities                                  558,263         661,339
                                                               -----------     -----------
 Long-term debt - stockholder (Fujitsu Limited)                    80,000          80,000
                                                               -----------     -----------
 Long-term liabilities                                             45,810          49,674
                                                               -----------     -----------
 Deferred income taxes                                             58,326          51,767
                                                               -----------     -----------
 Stockholders' equity:
   Common stock, $.05 par value -
     Authorized  - 200,000,000 shares
     Outstanding - 118,898,000 shares in 1995
       and 116,636,000 shares in 1994                               5,945           5,832
   Additional paid-in capital                                     539,536         519,856
   Retained earnings                                              409,361         342,468
   Cumulative translation adjustments                               9,960           8,861
   Unrealized holding gains (losses) on securities                  2,962            (762)
                                                               -----------     -----------
       Total stockholders' equity                                 967,764         876,255
                                                               -----------     -----------
                                                             $  1,710,163    $  1,719,035
                                                               ===========     ===========
See accompanying notes.

                         AMDAHL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         -------------------------------------
                    (In thousands, except per common share amounts)



                                                         FOR THE THREE MONTHS ENDED
                                                   SEPTEMBER 29, 1995  SEPTEMBER 30, 1994
                                                   ------------------  ------------------
  REVENUES
    Equipment sales                                 $       191,848     $       218,941
    Service, software and other                             158,168             145,269
                                                      --------------      --------------
                                                            350,016             364,210
                                                      --------------      --------------
  COST OF REVENUES
    Equipment sales                                         113,292             149,604
    Service, software and other                              94,255              76,461
                                                      --------------      --------------
                                                            207,547             226,065
                                                      --------------      --------------
     Gross margin                                           142,469             138,145
                                                      --------------      --------------
  OPERATING EXPENSES
    Engineering and development                              35,756              49,068
    Marketing, general and administrative                    91,432              77,943
                                                      --------------      --------------
                                                            127,188             127,011
                                                      --------------      --------------
     Income from operations                                  15,281              11,134
                                                      --------------      --------------
  INTEREST
    Income                                                   13,010               7,032
    Expense                                                  (2,584)             (2,673)
                                                      --------------      --------------
                                                             10,426               4,359
                                                      --------------      --------------
     Income before provision for income taxes                25,707              15,493

  PROVISION FOR INCOME TAXES                                  5,650               1,200
                                                      --------------      --------------
  NET INCOME                                        $        20,057     $        14,293
                                                      ==============      ==============


  NET INCOME PER SHARE                              $           .17     $           .12
                                                      ==============      ==============

  Average outstanding shares                                120,603             119,234
                                                      ==============      ==============

See accompanying notes.

                        AMDAHL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                  (In thousands, except per common share amounts)



                                                           FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 29, 1995 SEPTEMBER 30, 1994
                                                     ------------------ ------------------
  REVENUES
    Equipment sales                                      $      624,468     $      708,379
    Service, software and other                                 475,740            431,531
                                                           -------------     -------------
                                                              1,100,208          1,139,910
                                                           -------------     -------------
  COST OF REVENUES
    Equipment sales                                             396,764            493,665
    Service, software and other                                 267,389            238,517
                                                           -------------     -------------
                                                                664,153            732,182
                                                           -------------     -------------
     Gross margin                                               436,055            407,728
                                                           -------------     -------------
  OPERATING EXPENSES
    Engineering and development                                 114,403            155,851
    Marketing, general and administrative                       266,073            225,824
                                                           -------------     -------------
                                                                380,476            381,675
                                                           -------------     -------------
     Income from operations                                      55,579             26,053
                                                           -------------     -------------
  INTEREST
    Income                                                       38,048             16,915
    Expense                                                      (7,884)           (7,199)
                                                           -------------     -------------
                                                                 30,164              9,716
                                                           -------------     -------------
     Income before provision for income taxes                    85,743             35,769

  PROVISION FOR INCOME TAXES                                     18,850              1,850
                                                           -------------     -------------
  NET INCOME                                             $       66,893     $       33,919
                                                           =============     =============


    NET INCOME PER SHARE                                 $          .56     $          .29
                                                           =============     =============

    Average outstanding shares                                  120,267            118,851
                                                           =============     =============

See accompanying notes.

                     AMDAHL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                               (In thousands)

                                                      FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER 29, 1995 SEPTEMBER 30, 1994
                                                 ------------------ ------------------
Cash and cash equivalents at beginning of period        $358,006          $149,484
                                                     --------------   -------------
Cash flows from operating activities:
  Net income                                              66,893            33,919
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                        88,191           106,204
     Deferred income tax provision                         6,551           (19,652)
     Gain on dispositions of assets                         (330)           (4,688)
     Decrease in receivables                              61,001            54,673
    (Increase) decrease in inventories                   (17,265)          211,859
    (Increase) decrease in prepaid expenses and
       deferred tax benefit                              (13,035)           12,389
     Decrease in long-term receivables
       and other assets                                    6,242             6,157
     Increase (decrease) in accounts payable             (22,755)           42,624
     Decrease in accrued liabilities                     (96,142)          (62,605)
     Decrease in long-term liabilities                    (3,689)           (5,999)
                                                   --------------     -------------
  Net cash provided by operating activities               75,662           374,881
                                                   --------------     -------------
Cash flows from investing activities:
  Purchases of available-for-sale
    short-term investments                              (292,223)          (18,033)
  Purchases of held-to-maturity
    short-term investments                              (277,065)         (132,163)
  Proceeds from sales and maturities of
    available-for-sale short-term investments             15,482            12,555
  Proceeds from maturities of held-to-maturity
    short-term investments                               329,437            69,793
  Capital expenditures:
       Leased systems                                    (11,668)          (15,091)
       System spares                                     (12,787)           (2,804)
       Other property and equipment                      (50,830)          (34,556)
  Proceeds from property and equipment sales              44,154            47,944
                                                   --------------     -------------
  Net cash used for investing activities                (255,500)          (72,355)
                                                   --------------     -------------
Cash flows from financing activities:
  Increase in notes payable and short-term debt           11,642            11,958
  Repayments of borrowings under revolving
    credit agreement                                           -          (130,000)
  Long-term borrowings                                         -            80,000
  Sale of common stock and exercise of options            19,793             8,076
                                                   --------------     -------------
  Net cash provided by (used for)
    financing activities                                  31,435           (29,966)
                                                   --------------     -------------
Effect of exchange rate changes on cash                    3,148             2,963
                                                   --------------     -------------
  Net increase (decrease) in cash
    and cash equivalents                                (145,255)          275,523
                                                   --------------     -------------
Cash and cash equivalents at end of period              $212,751          $425,007
                                                   ==============     =============

See accompanying notes.

               AMDAHL CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


The accompanying interim financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1994 Annual Report to Stockholders.


RELATIONSHIP WITH FUJITSU LIMITED

During the third quarter of 1995 the Company recognized equipment sales to Fujitsu Limited (Fujitsu) under distributorship arrangements which contributed $14,023,000 and $8,425,000 to equipment sales and gross margin, respectively, compared to $6,049,000 and $2,602,000 in the third quarter of 1994
($35,144,000 and $16,650,000 for the first nine months of 1995 and $24,575,000 and $9,279,000 for the first nine months of
1994).

In the second quarter of 1995 the Company entered into a contract manufacturing agreement with HaL Computer Systems, Inc. (HaL), a wholly-owned subsidiary of Fujitsu, whereby Amdahl agreed to manufacture high end open system workstations for HaL. This agreement contributed $868,000 and ($84,000) to equipment sales and gross margin, respectively, in the third quarter of 1995, and $5,190,000 and $1,692,000 to equipment sales and gross margin, respectively, in the first nine months of 1995.

Amounts due from Fujitsu and HaL included in receivables were $19,402,000 and $21,097,000 as of September 29, 1995 and December
30, 1994, respectively.

At September 29, 1995 and December 30, 1994, $80,000,000 was
outstanding under the loan agreement with Fujitsu. Interest expense associated with the loan was $1,460,000 and $1,284,000 in the third quarters of 1995 and 1994, respectively ($4,459,000 and $2,888,000 for the first nine months of 1995 and 1994, respectively).


SUPPLEMENTARY CASH FLOW DISCLOSURE

Income taxes of $26,158,000 and $585,000 were paid by the Company in the first nine months of 1995 and 1994, respectively.
Interest paid on all borrowings was $7,866,000 and $6,394,000 for the first nine months of 1995 and 1994, respectively.

Noncash Investing Activities

Transfers of Amdahl-manufactured systems from net property, plant and equipment to inventories were $12,071,000 in the first nine months of 1995 and $40,722,000 in the first nine months of 1994.


SUBSEQUENT EVENT

On September 27, 1995 Amdahl Canada Acquisition Inc. ("Amdahl Acquisition Sub"), an indirect wholly-owned subsidiary of Amdahl Corporation, commenced a cash tender offer for all outstanding shares of DMR Group Inc. ("DMR"), a Canadian corporation. As of October 31, 1995, Amdahl Acquisition Sub had purchased or entered into irrevocable agreements to purchase shares that represent over 54% of all outstanding shares of DMR, at a purchase price of $12.50 Canadian per share (approximately $9.28 U.S. per share, translated at the September 29, 1995 foreign exchange rate).

Amdahl Acquisition Sub has extended its tender offer to November 15, 1995, after which it intends to exercise a statutory right under the Canada Business Corporations Act to acquire all shares not then owned by it for a purchase price of approximately $12.50 Canadian per share (approximately $9.28 U.S. per share, translated at the September 29, 1995 foreign exchange rate), or if that statutory right is not available, to acquire such shares by other means available under applicable law. The total bid for all DMR shares is approximately $189 million Canadian (approximately $140 million U.S., translated at the September 29, 1995 foreign exchange rate). The acquisition will be accounted for in the fourth quarter of 1995 using the purchase method of accounting.

               AMDAHL CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1994 Annual Report to Stockholders.


Results of Operations

Third quarter and first nine months of 1995 compared to third quarter and first nine months of 1994:

Revenues decreased 4% to $350,016,000 in the third quarter of 1995 from $364,210,000 in the third quarter of 1994, and decreased 3% in the first nine months of 1995 as compared to the
first nine months of 1994.   Equipment sales revenues decreased
12% in the third quarter and first nine months of 1995 from the third quarter and first nine months of 1994. Revenues from storage product equipment sales decreased 73% in the third quarter of 1995 when compared to the same period of 1994 as a result of pricing and volume declines associated with delays in the introduction of new storage products. Revenues from equipment sales of 5995M mainframe systems decreased 1% in the third quarter of 1995 from the third quarter of 1994. Equipment sales of the older lines of mainframe computers also decreased. Equipment sales of high performance servers acquired under OEM arrangements with Sun Microsystems, which were 9% and 3% of total equipment sales revenues in the third quarters of 1995 and 1994, respectively, increased 160% or $11 million from the third quarter of 1994 to the third quarter of 1995.

Service, software and other revenues increased 9% in the third quarter of 1995 from the third quarter of 1994 and increased 10% in the first nine months of 1995 from the first nine months of 1994, reflecting increased maintenance revenues from a larger customer installed base as well as increased consulting services revenues.

Third quarter and first nine months 1995 revenues were also favorably impacted by approximately $5 million and $31 million, respectively, by a weakened U.S. dollar, as international revenues denominated in foreign currencies translated into more dollars in 1995, when compared to the same periods of 1994.

The gross margin was 41% and 40% of revenues in the third quarter and first nine months of 1995, respectively, and 38% and 36% in the third quarter and first nine months of 1994, respectively. The gross margin percentage on equipment sales increased from 32% in the third quarter of 1994 to 41% in the third quarter of 1995 and increased from 30% in the first nine months of 1994 to 36% in the first nine months of 1995, reflecting lower manufacturing costs and a higher percentage of sales of 5995M processor upgrades, which yield better gross margins than sales of complete new systems. The gross margin percentage on service, software and other revenues decreased from 47% in the third quarter of 1994 to 40% in the third quarter of 1995 due primarily to lower gross margins on revenues from the new Multi Vendor Enterprise Services business. The gross margin percentage on year-to-date service, software and other revenues decreased from 45% in the first nine months of 1994 to 44% in the first nine months of 1995.

Third quarter 1995 engineering and development expenses decreased $13 million or 27% when compared to the third quarter of 1994 and decreased $41 million or 27% when compared to the first nine months of 1994, primarily due to the agreement with Fujitsu for the joint development of the next generation of IBM compatible systems. Third quarter 1995 marketing, general and administrative expenses increased $13 million or 17% when compared to the third quarter of 1994 and increased $40 million or 18% when compared to the first nine months of 1994, due to increased marketing efforts directed toward the Company's newer lines of business.

Third quarter 1995 net interest income increased $6,067,000 from the third quarter of 1994 and increased $20,448,000 from the first nine months of 1994 to the first nine months of 1995 due primarily to increased interest income from higher average cash levels.

The effective income tax rate was 22% in the third quarter and first nine months of 1995. The rate was lower than the statutory federal rate because the Company utilized deferred tax assets consisting primarily of domestic reserves. In the first nine months of 1994 the Company utilized deferred tax assets consisting primarily of domestic and foreign net operating loss carryforwards, which resulted in an effective income tax rate of 8% in the third quarter of 1994 and 5% in the first nine months of 1994.


Factors That May Affect Future Operating Results

As indicated in its Annual Report, market conditions for the Company's existing storage products have become increasingly difficult because of increased competition in the storage marketplace. The Company has new product offerings under development which will not be available in volume until the second quarter of 1996. Should any delays in current development schedules occur, the Company's future operating results would be further adversely affected.

The market for the Company's current mainframe systems has entered a product transition period in light of recent announcements by Amdahl and its competitors of new product offerings expected to be available in mid-1996. Product transition periods are traditionally characterized by decreased demand and increased pressure for short-term leases for existing products. Because the new products involve the use of lower cost CMOS technologies which will reduce the cost of mainframe computing to end users, these factors will be more acute during the current transition and could result in significant declines in existing mainframe prices and gross margins. The Company also expects that gross margins will decrease due to a shift in the mix of processor sales from sales of upgrades to sales of new systems.

The Company anticipates that the write-off of in-process engineering and development expenses associated with the acquisition of DMR Group Inc. will result in a significant charge to earnings in the fourth quarter of 1995 (see the Notes to the Consolidated Financial Statements).

The Company expects that its effective tax rate will increase in 1996 due to its decreased ability to utilize deferred tax assets.


Financial Condition

September 29, 1995, compared to December 30, 1994:

The Company's net cash and investment position (cash and short-term investments minus total debt, excluding capitalized lease obligations) improved by $72 million, from $611 million at December 30, 1994 to $683 million at September 29, 1995, due to an increase in cash, cash equivalents and short-term investments of $83 million.

Receivables decreased $58 million primarily due to decreased revenues from the fourth quarter of 1994 to the third quarter of 1995.

Inventories increased $28 million due to a shift in the mix of processor sales, with customers purchasing upgrades rather than complete new systems in the first nine months of 1995.

Net property and equipment decreased $68 million due in part to sales of buildings and retirements of production and data processing equipment and because depreciation exceeded capital spending in the first nine months of 1995.

Accrued liabilities decreased $91 million due to decreased payroll-related and other accruals, and decreased income taxes payable, deferred revenues, and reserves for future engineering changes. Charges against accrued restructuring costs resulted in a decrease in the balance from $88 million at December 30, 1994 to $69 million at September 29, 1995.

At September 29, 1995 and at December 30, 1994, $80,000,000 was outstanding under the Fujitsu loan agreement and was classified as long-term debt (see Notes to the Consolidated Financial
Statements).


Liquidity

The Company believes that existing cash and borrowings under its loan agreement with Fujitsu will be adequate to finance continuing operations; investments in property and equipment, inventories and spare parts; and the Company's commitment to purchase all outstanding shares of DMR Group Inc.(see the Notes to the Consolidated Financial Statements) through 1997.

                   PART II.  OTHER INFORMATION



Item 1.   Legal Proceedings:
          Not applicable.

Item 2.   Changes in Securities:
          Not applicable.

Item 3.   Defaults upon Senior Securities:
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders:
          Not applicable.

Item 5.   Other information:
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits:

               2(a) Offer to Purchase Class A and Class B shares of DMR Group Inc. by Amdahl Canada Acquisition Inc. dated
September 27, 1995

               2(b) Notice of Change and Variation dated October
19, 1995 to the Offers to Purchase Class A and Class B shares of
DMR Group Inc. by Amdahl Canada Acquisition Inc. dated September
27, 1995

               2(c) Notice of Change and Variation dated November
1, 1995 to the Offers to Purchase Class A and Class B shares of
DMR Group Inc. by Amdahl Canada Acquisition Inc. dated September
27, 1995

          (b)  Reports on Form 8-K:
               No reports on Form 8-K were filed during the quarter ended September 29, 1995.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   AMDAHL CORPORATION



Date:     November 10, 1995        By:  /s/ E. JOSEPH ZEMKE
          -----------------             --------------------
                                        E. Joseph Zemke
                                        President and
                                        Chief Executive Officer




Date:     November 10, 1995        By:  /s/ ERNEST B. THOMPSON
          -----------------             ----------------------
                                        Ernest B. Thompson
                                        Vice President and
                                        Controller
                                        (Principal Accounting
                                        Officer)

                          EXHIBIT INDEX




Item           Description
-----          ------------

2(a)           Offer to Purchase Class A and Class B shares of
               DMR Group Inc. by Amdahl Canada Acquisition Inc.
               dated September 27, 1995

2(b)           Notice of Change and Variation dated October 19,
               1995 to the Offers to Purchase Class A and Class B shares of DMR Group Inc. by Amdahl Canada
               Acquisition Inc. dated September 27, 1995

2(c)           Notice of Change and Variation dated November 1,
               1995 to the Offers to Purchase Class A and Class B shares of DMR Group Inc. by Amdahl Canada
               Acquisition Inc. dated September 27, 1995