Form 10-K
period 1995-12-29
AMDAHL CORP
filed 1996-03-25
CIK 4427

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 29, 1995

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [x]    No [  ]

     Aggregate market value of the registrant's common stock held by non-affiliates, based on the closing sales price on March 4, 1996: $ 559,068,501.

     Number of shares of common stock, par value of $.05 per share, outstanding as of March 4, 1996: 119,774,909.


               DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference in those parts of this Annual Report on Form 10-K as set forth below, but only to the extent specifically stated in such parts:
(1) Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 29, 1995 (the "Annual Report") into Parts I and II; and
(2) Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 2, 1996 (the "Proxy Statement") into Part III.

                              PART I

ITEM 1.  BUSINESS

General

     Amdahl Corporation ("Amdahl" or the "Company"), organized in 1970, provides large-scale, high performance, general-purpose computer systems and related storage products which are architecturally compatible at specific software and hardware interface levels with the basic functions of competing IBM systems. The Company also offers client-server computer and storage systems for the open systems marketplace. In addition, the Company provides equipment maintenance, professional and consulting services and software products for both the IBM compatible and open systems marketplace. Amdahl's customer base is diversified and includes large corporations, financial institutions, public utilities, government agencies and universities.

     Since its first product shipment of IBM compatible processors in June 1975, the Company has continued to introduce new and more powerful computer systems. In December 1991 Amdahl began initial shipments of the most current of these systems, the 5995M series. In 1994 Amdahl began delivery of the highest performance models in this series, its ten-way and twelve-way processors, as well as new models of storage products. In late 1993, the Company also began delivery of high performance servers for the open systems market pursuant to a reseller agreement with Sun Microsystems. The Company has announced its intention to begin delivery during the latter half of 1996 of its new IBM compatible mainframe systems, utilizing for the first time lower cost CMOS technology, as well as new IBM compatible storage systems.

     In addition to its computer and storage systems offerings, Amdahl offers maintenance and other related operational services, consulting and professional services and a variety of software products. During the first half of 1995, the Company acquired Dalworth Holdings, Inc., a provider of multi-vendor hardware maintenance services, as part of its plan to expand its maintenance and related operational services offerings. In August 1995, Amdahl and British Gas PLC formed a joint venture company, in which Amdahl holds a majority position, for the purpose of providing programming and other professional services to the public utility sector in the United Kingdom; and in November 1995, the Company completed the acquisition of DMR Group Inc. based in Montreal, Quebec, Canada, a major provider of professional and consulting services in a number of important international markets. Huron ObjectStar, a comprehensive applications development and production system, is the Company's principal software product. In late 1995 the newest version of this software was released and is intended to expand Huron ObjectStar's use and availability across a wide range of computing environments. In addition, the Company offers UTS, a Unix based operating system for IBM compatible mainframes, and the A+ family of performance and productivity tools intended primarily for the open systems environment.

     The Company is organized along lines of business consisting of its Enterprise Computing Group, including its compatible processor, storage, maintenance and other hardware related services operations; consulting and professional services (for which DMR Group Inc. is the principal operational unit); Antares Alliance Group which develops and markets Huron ObjectStar and other software applications and Open Enterprise Systems operations. The overall focus of this organizational structure is to enable the Company to offer to its primary customers a comprehensive set of product and service offerings which will meet their enterprise wide data processing requirements. The Company intends to continue to enhance the scope of these offerings and to enter into partnerships and alliances with other companies as a way of expanding its existing product offerings and developing new products and services. Until its professional services, Huron ObjectStar and open systems offerings are more fully developed, however, the compatible processor business, including its related maintenance service and storage components, will continue to be the primary source of the Company's revenues.

     Fujitsu Limited ("Fujitsu"), a major Japanese manufacturer of computer systems, telecommunications equipment and electronic components, owns approximately 43% of the Company's outstanding common stock and is of substantial importance to the Company in the areas of manufacturing and technical assistance and supply of subsystems and components. Fujitsu also manufactures the Company's principal storage products. In November 1993 Amdahl and Fujitsu entered into an agreement pursuant to which Amdahl and Fujitsu would participate in the joint development of the Company's next generation of compatible mainframes. Under the agreement, Fujitsu will undertake primary responsibility for the design and manufacture of these systems. Because of Amdahl's increased dependence on Fujitsu as its supplier of future large-scale compatible processors and Fujitsu's participation with the Company in certain other ongoing research and development activities, the ability to negotiate favorable pricing terms with respect to future product requirements and to maintain a satisfactory working relationship are important.


Marketing

     The Company markets its products and services directly through its sales force to customers in the United States, Canada, Europe and Asia Pacific, through Fujitsu in Brazil, Japan, Malaysia and Spain and through other distributors in Indonesia, Saudi Arabia, Latin America and Korea. In 1995 approximately 42% of Amdahl's revenues were from international operations.

     The Company offers its products for sale and lease. For further information on leasing see "Note 4 - Equipment Leasing and Third Party Transactions" of the Annual Report.

     Service for Amdahl products is provided under service and parts warranty or separate maintenance agreements. For further information on warranties, see "Note 1 - Summary of Accounting
Practices" of the Annual Report.

     While it may receive "letters of intent" and "orders" from potential customers for its large-scale systems, typically the Company does not have a firm contract with a customer until shortly before shipment. In addition, the Company in many cases will permit cancellation of an order without charge at any time until actual delivery, which is common practice in the industry. For these reasons, the Company does not believe indications of customer interest and "orders" constitute a firm "backlog" and believes that a disclosure of a value of unfilled orders is not a meaningful indicator of revenues nor material to an understanding of its business.


Major Customer Information and Geographic Area Data

     The information under "Note 9 - Major Customer, Geographic
Area, and Product Line Data" of the Annual Report is incorporated by reference.


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

     IBM competitive actions in the large-scale computer market and related submarkets have historically taken the form of price reductions and shortened product life cycles. As a result, selling prices and residual values of large-scale computer systems have declined substantially over time. Moreover, because nearly all compatible mainframes operate under the control of IBM operating system software, the ability of IBM to extend favorable licensing terms to purchasers of competing IBM hardware systems frequently requires Amdahl to offer substantial discounts on its own systems in order to compensate for the effect of such licensing terms. Also, the continuing introduction by IBM of certain product modifications requires that Amdahl make comparable changes to remain fully compatible.

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

     While the Company believes that it can compete successfully in its established and newer areas of business, each of the Company's businesses remains subject to inherent risks and uncertainties. The introduction of new hardware products is always subject to technological risks which can have a significant impact on product reliability and performance, as well as on the timing of when such products become available, notwithstanding planned or announced introduction dates. Moreover, the ability to deliver new products with their attendant functional capabilities can also impact product acceptance. Development of major software systems quite commonly is subject to schedule delays and it is not uncommon for product deficiencies and reliability problems to be recognized after product delivery to a number of installations. Product reliability problems, in the case of both hardware and software systems, can place added costs and burdens on existing support staff and can also adversely impact the completion of follow on projects. Organizations which grow through acquisitions or joint venturing arrangements with other companies may be unable to realize expected synergies which can adversely affect planned financial performance. Professional and consulting services organizations are highly dependent on the skill of their personnel and their ability to both retain such personnel and to experience high levels of utilization. Finally, the market for the Company's products and services can be subject to sudden and unexpected changes in demand due to actions of the Company's competitors as well as changes in general economic conditions which can often cause customers to defer or cancel major product acquisitions or project expenditures.

     For further discussion of competitive conditions, see
"Management's Discussion & Analysis - Results of Operations and
Factors That May Affect Future Operating Results" of the Annual
Report.


Manufacturing

     Amdahl manufactures its computers in Sunnyvale, California. Major subsystems and components used in its computers are manufactured by Amdahl as well as by Fujitsu. As part of prior years' restructuring programs, Amdahl has significantly reduced its manufacturing capacity, partly to address the less than expected levels of business in the large-scale mainframe market and in anticipation of greater dependence on Fujitsu for the supply of future mainframe products.

     Amdahl purchases under contracts with Fujitsu certain subassemblies and substantially all of its large-scale integrated semiconductor components and high-density printed circuit boards.
Its primary products are manufactured by Fujitsu to Amdahl specifications.

     While the Company seeks to identify qualified second sources of supply and to maintain adequate inventories, it may have only one source of supply for certain critical components, and material interruptions in product shipments could occur if those components were unavailable for a period of time. In addition, if for a substantial period Fujitsu failed to deliver subassemblies, direct-access storage devices or certain other equipment as required under manufacturing agreements with Amdahl, or should Fujitsu fail to meet development or manufacturing schedules for future mainframe and storage products, serious interruptions to the Company's delivery schedules would occur, which would have a material adverse effect on the Company.

     The current supply agreements between Amdahl and Fujitsu generally provide for fixed U.S. dollar prices so long as the U.S.-Japanese currency exchange rate remains within a specified range. If the exchange rate fluctuates outside of this range, prices are to be adjusted pursuant to a formula under which Amdahl and Fujitsu will share equally any benefits or disadvantages. For further information regarding purchases from Fujitsu see "Note 2 - Relationship with Fujitsu Limited" of the Annual Report.


Product Development

     The Company's future prospects depend upon its successful introduction of new products. During the last three years, the Company's product development costs, including amounts expended on development of both existing and new products, amounted to $149,610,000 in 1995 (excluding the write-off of purchased in-process engineering and development of $27,296,000), $203,241,000 in 1994, and $334,514,000 in 1993. However, as part of recent restructuring efforts, the Company has substantially reduced certain of its product development activities and expects that future product development expenditures will be considerably below those of recent years. The Company intends to rely, to a much greater degree than in the past, on strategic alliances, partnering arrangements and original equipment manufacturer (OEM) relationships for major new products or product components.


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

     Amdahl and IBM are parties to an agreement pursuant to which each grants to the other nonexclusive worldwide licenses as to certain of each other's patents to be issued on patent applications having an effective filing date prior to January 1, 1998. Under the agreement, which supersedes prior agreements between the companies, Amdahl is licensed under substantially all IBM patents relating to computer systems and software, communications networks and related semiconductor technology, generally covering the planned products of the Company while IBM is licensed under substantially all Amdahl patents. For further information regarding IBM see "Management's Discussion and Analysis - Factors That May Affect Future Operating Results" of the Annual Report.

     The Company has also entered into licensing agreements with others and contemplates entering into additional license agreements under patents or know-how in the routine conduct of its business.

Employees

     As of February 23, 1996, the Company had approximately 8,000 full-time employees.


Executive Officers of Amdahl

     The executive officers of the Company as of March 18, 1996 are as follows:

Name                    Age  Positions
-----                   ---  ----------
John C. Lewis           60   Chairman of the Board, Chief
                             Executive Officer and President

Linda T. Alepin         50   Vice President, Corporate Strategy

David L. Anderson       48   Chief Technical Officer and
                             Vice President,
                             Enterprise Server Development

Michael R. Carabetta    47   Vice President and General Manager,
                             Open Enterprise Systems

John C. Cavalier        56   President and Chief Executive
                             Officer, Antares Alliance Group

Pierre Y. Ducros        56   Chairman of the Board and
                             Chief Executive Officer,
                             DMR Group Inc.

William F. Ferone       51   Vice President, Customer Services

William Flanagan        56   Vice President and General Manager,
                             Compatible Systems

Charles E. Fonner       52   Vice President, Business
                             Development

Gregory R. Grodhaus     48   Vice President and General Manager,
                             Enterprise Storage Systems

Orval J. Nutt           55   Chief Marketing Officer and
                             Vice President, Corporate Marketing

Michael J. Poehner      49   Chief Operating Officer and
                             President, DMR Group Inc.

Anthony M. Pozos        55   Senior Vice President, Human
                             Resources and Corporate Services

Bruce J. Ryan           52   Executive Vice President,
                             Chief Financial Officer
                             and Corporate Secretary

Ernest B. Thompson      59   Vice President and Controller

David B. Wright         46   Executive Vice President,
                             Enterprise Computing Group

     Mr. John C. Lewis was appointed Chairman of the Board in 1987 and was reelected President and Chief Executive Officer on March 15, 1996. He was President of Amdahl from 1977, when he joined the Company, until 1987. He was the Company's Chief Executive Officer from 1983 until 1992.

     Ms. Linda T. Alepin joined the Company in 1978. She held positions of increasing responsibility within the Company until she was appointed Vice President of Market Development in 1989. She was appointed Vice President of Business Development in 1993. At the beginning of 1996 Ms. Alepin became Vice President of Corporate Strategy.

     Mr. David L. Anderson joined the Company in 1971 and was elected Vice President, Processor Product Management in 1987. In 1989 Mr. Anderson became Vice President of Advanced Systems and in 1992 became Vice President of Compatible Products Development. In 1993 he was appointed Vice President and General Manager of Compatible Systems, and at the beginning of 1996 became Chief Technical Officer and Vice President of Enterprise Server Development.

     Mr. Michael R. Carabetta joined the Company in 1994 as Vice President and General Manager of Open Enterprise Systems. Prior to joining Amdahl Mr. Carabetta worked at Digital Equipment Corporation, where he served as Vice President Finance and Administration, Business Systems from 1993 to 1994. He had previously been Group Manager at Digital Equipment Corporation.

     Mr. John C. Cavalier joined the Company in 1993 as Vice President and General Manager, Huron Sales and Development. In 1993 Mr. Cavalier became President and Chief Executive Officer of Antares Alliance Group. From 1990 through 1992 Mr. Cavalier was President and Chief Executive Officer of Bimillennium Corporation.

     Mr. Pierre Y. Ducros joined the Company in 1995 as Chairman of the Board and Chief Executive Officer of DMR Group Inc. He co-founded DMR Group Inc. in 1973.

     Mr. William F. Ferone joined the Company in 1978 and was elected Vice President of Customer Services in 1987. In 1988 he became Vice President of Unix Systems. Mr. Ferone was elected to the position of Vice President, Marketing, Open Systems Operations in 1990 and to the position of Vice President and General Manager of Customer Services 1992. At the beginning of 1996 he was appointed Vice President of Customer Services.

     Mr. William Flanagan joined the Company in 1973 and was elected Vice President of Manufacturing in 1985. In 1993 he became Vice President of Operations, Compatible Systems and in 1994 he was appointed Vice President, Business and Marketing, Compatible Systems. At the beginning of 1996 Mr. Flanagan became Vice President and General Manager of Compatible Systems.

     Mr. Charles E. Fonner joined the Company in 1979 and was elected Vice President of Systems Marketing in 1991. In 1992 Mr. Fonner became Vice President of Product Management and Marketing. At the beginning of 1996 he became Vice President of Business Development.

     Mr. Gregory R. Grodhaus joined the Company in 1995 as Vice President and General Manager of Enterprise Storage Systems. Prior to joining Amdahl, he was the President and Chief Executive Officer of IPL Systems, prior to which he served in a variety of roles at Memorex Telex Corporation.

     Mr. Orval J. Nutt joined the Company in 1976 and was elected Vice President of Corporate Marketing in 1986 and Vice President and General Manager of U.S. Operations in 1991. In 1993 Mr. Nutt became Vice President and General Manager of Worldwide Field Operations. At the beginning of 1996 he became Chief Marketing Officer and Vice President of Corporate Marketing.

     Mr. Michael J. Poehner joined the Company in 1992 as Vice President and General Manager, East Area, Office of Field Operations. In 1994 he became Vice President and General Manager of the Business Solutions Group and in 1995 he was appointed President of DMR Group Inc. From 1991 until Mr. Poehner joined the Company he served as Executive Vice President of North American Operations for Zenith Data Systems.

     Mr. Anthony M. Pozos has been Senior Vice President, Human Resources and Corporate Services since 1986. Mr. Pozos joined the Company in 1976 as Corporate Vice President, Industrial Relations, and in 1983 assumed responsibility for Corporate Services.

     Mr. Bruce J. Ryan joined the Company in 1994 as Senior Vice President, Chief Financial Officer and Corporate Secretary. At the beginning of 1996 he became Executive Vice President and retained his positions of Chief Financial Officer and Corporate Secretary. From 1993 through 1994 Mr. Ryan was Vice President of Industry Marketing at Digital Equipment Corporation, where prior to which he served as Vice President and Corporate Controller.

     Mr. Ernest B. Thompson joined the Company in 1978 as
Controller.  He was elected Corporate Vice President in 1980.

     Mr. David B. Wright joined the Company in 1987 as a regional Vice President of Sales. After being named Vice President of Commercial U.S. Sales in 1989 and Vice President and General Manager of European Operations in 1992, Mr. Wright was appointed Vice President and General Manager of Worldwide Field Operations in 1993. At the beginning of 1996 he became Executive Vice President of the Enterprise Computing Group.


ITEM 2.   PROPERTIES

     Amdahl's corporate headquarters is in Sunnyvale, California, as are its principal United States manufacturing, marketing, engineering and educational facilities. Of these facilities, Amdahl owns 339,678 square feet and leases 944,051 square feet. Amdahl also leases approximately 109 sales and service offices throughout the United States, Canada, Europe and Asia-Pacific. See also "Note 13 - Lease Commitments" of the Annual Report.

     An additional 37 locations have been added worldwide due to the acquisition of Dalworth Holdings, Inc. ("Dalworth") and DMR Group Inc. ("DMR"). Lease obligations assumed with the acquisition of Dalworth cover approximately 330,000 square feet in seven locations, including major sites in Texas, Illinois and England. Obligations assumed in the acquisition of DMR cover approximately 300,000 square feet of leased space, including major sites in Massachusetts; Melbourne, Australia; and throughout Canada. A 15,000 square foot owned facility in Belgium was also acquired with DMR.

     Restructuring actions, which began in 1993, caused certain Company facilities and properties to be under utilized. Included within this group of facilities and properties are 631,680 square feet of leased properties worldwide, the European headquarters in Dogmersfield Park, England (50,000 square feet), a facility in Rexburg, Idaho (5,819 square feet) and two buildings in San Jose (168,536 square feet). The 631,680 square feet of leased properties are subleased or offered for sublease. The Dogmersfield Park facility is being offered for sale. The Rexburg facility and San Jose buildings are leased to third parties.


ITEM 3.   LEGAL PROCEEDINGS

     Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS

     Not Applicable.



                             PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The information under "Note 15 - Common Stock Dividends and
Price Range" of the Annual Report is incorporated by reference.


ITEM 6.   SELECTED FINANCIAL DATA

     The information under "Note 14 - Summarized Quarterly
Financial Data" of the Annual Report is incorporated by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The information under "Management's Discussion & Analysis" of the Annual Report is incorporated by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information contained in the following sections of the Annual Report is incorporated by reference: "Report of Independent Public Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity" and "Notes to Consolidated Financial Statements."


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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under "Certain Information with Respect to Directors and Executive Officers - Compensation Committee
Interlocks and Insider Participation", "Certain Transactions" and
"Loans to Executive Officers" in the Proxy Statement is incorporated by reference.


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

          Consolidated Balance Sheets--December 29, 1995 and
          December 30, 1994.

          Consolidated Statements of Operations for each of the three years in the period ended December 29, 1995.

          Consolidated Statements of Cash Flows for each of the three years in the period ended December 29, 1995.

          Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December
          29, 1995.

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


(a)(3)   Exhibits

         Exhibit  Description
         -------  -----------

         2(a) Offer to Purchase Class A and Class B shares of DMR Group Inc. by Amdahl Canada
                  Acquisition Inc. dated September 27, 1995
                  (incorporated by reference to Exhibit 2(a)to
                  Form 10-Q for the fiscal period ended
                  September 29, 1995)

         2(b) Notice of Change and Variation dated October 19, 1995 to the Offers to Purchase Class A and Class B shares of DMR Group Inc. by Amdahl Canada Acquisition Inc. dated September 27, 1995 (incorporated by reference to Exhibit 2(b) to Form 10-Q for the fiscal period ended September 29, 1995)

         2(c) Notice of Change and Variation dated November 1, 1995 to the Offers to Purchase Class A and Class B shares of DMR Group Inc. by Amdahl Canada Acquisition Inc. dated September 27, 1995 (incorporated by reference to Exhibit 2(c) to Form 10-Q for the fiscal period ended September 29, 1995)

         3(a)     Restated Certificate of Incorporation
                  (incorporated by reference to Exhibit 3(a) to
                  Form 10-K for fiscal year ended December 30,
                  1994)

         3(b) Restated By-Laws (incorporated by reference to Exhibit 3(b) to Form 10-K for fiscal year ended December 30, 1994)


                  Executive Compensation Plans and Agreements
                  -------------------------------------------

         10(a) Amdahl Corporation 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(c) to Form 10-Q for fiscal period ended March 31, 1995)

         10(b)    Amdahl Corporation Long-Term Executive
                  Incentive Performance Plan (incorporated by reference to Exhibit 10(b) to Form 10-Q for fiscal period ended March 31, 1995)

         10(c)    Amdahl Corporation Short-Term Executive
                  Incentive Performance Plan (incorporated by reference to Exhibit 10(a) to Form 10-Q for fiscal period ended March 31, 1995)

         10(d) Amdahl Corporation Officer Loan Program, as amended (incorporated by reference to Exhibit
                  10(c) to Form 10-K for the fiscal year ended
                  December 30, 1994)

         10(e) Amdahl Corporation Director Fee Deferral Election Plan, as amended (incorporated by reference to Exhibit 10(g) to Form 10-K for the fiscal year ended December 25, 1992)

         10(f) Amdahl Corporation Deferral Election Plan, as amended (incorporated by reference to Exhibit
                  10(a) to Form 10-Q for fiscal period ended
                  June 30, 1995)

         10(g)    Amdahl Corporation Corporate Officer
                  Severance Guidelines (incorporated by
                  reference to Exhibit 10(f) to Form 10-K for the fiscal year ended December 30, 1994)

         *10(h)   Amdahl Corporation 1995 Chief Executive
                  Officer Bonus Guidelines

         *10(i)   Amdahl Corporation 1995 Bonus Program for
                  Officers, Vice Presidents, Seniors and Keys,

         10(j) Form of Restricted Stock Purchase Agreement under the Restricted Stock Plan (incorporated by reference to Exhibit 4(k) of Registrant's Registration Statement 33-54171, filed June 17, 1994)

         *10(k)   Agreement with Named Executive Officer

         *10(l) Promissory Note with Named Executive Officer and Second Deed of Trust Securing the Note

                  Other Material Agreements
                  -------------------------

         10(m) Partnership Agreement dated June 21, 1993 between wholly owned subsidiaries of Amdahl and Electronic Data Systems Corporation (Portions of this exhibit are deleted pursuant to a request for confidential treatment) (incorporated by reference to
                  Exhibit 10(y) to Form 10-K for the fiscal year ended December 31, 1993)

         10(n) Joint Development Agreement between Amdahl and Fujitsu dated December 8, 1993 (Portions of this exhibit are deleted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10(aa) to Form 10-K for the fiscal year ended December 31, 1993)

         10(o) Loan Agreement between Amdahl and Fujitsu dated January 29, 1994 (incorporated by reference to Exhibit 10(c) to Form 10-Q for the fiscal period ended April 1, 1994)


                  Additional Exhibits
                  -------------------

         *13      Annual Report to Stockholders for fiscal year
                  1995 (only those portions incorporated by reference)

         *21      List of Subsidiaries

         *23      Consent of Arthur Andersen LLP

         *24      Power of Attorney

         *27      Financial Data Schedule

    *Filed herewith

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended
     December 29, 1995.

      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES




To Amdahl Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Amdahl Corporation's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                           /s/Arthur Andersen LLP
                                           ----------------------
                                              ARTHUR ANDERSEN LLP


San Jose, California
January 24, 1996

                                                                              SCHEDULE II
                            AMDAHL CORPORATION AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                      (in thousands)

                                  Additions    Additions
                        Balance   Charged      Charged     Reserves
                        at        to Costs     to Property of                  Balance
                        Beginning and          and         Acquired   Deduc-   at end
                        Of Period Expenses     Equipment   Companies  tions(3) of Period
Year Ended
 December 31, 1993:

 Doubtful Receivables   $  3,227  $ 1,009(1)   $  ---      $  ---     $    970 $ 3,266
 Future Engineering     ========  ==========   =========   ========   ======== =======
  Changes               $ 86,004  $16,672(2)   $  967(2)   $  ---     $ 46,510 $57,133
                        ========  ==========   =========   ========   ======== =======

Year Ended
 December 30, 1994:

 Doubtful Receivables   $  3,266  $ 2,080(1)   $  ---      $  ---     $    150 $ 5,196
 Future Engineering     ========  ==========   =========   ========   ======== =======
  Changes               $ 57,133  $  --- (2)   $  ---(2)   $  ---     $ 18,490 $38,643
                        ========  ==========   =========   ========   ======== =======

Year Ended
 December 29, 1995:

 Doubtful Receivables   $  5,196  $   656(1)   $  ---      $ 1,374    $  1,262 $ 5,964
 Future Engineering     ========  ==========   =========   ========   ======== =======
  Changes               $ 38,643  $  --- (2)   $  ---(2)   $  ---     $ 35,342 $ 3,301
                        ========  ==========   =========   ========   ======== =======


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

                            SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March, 1996.


                                          AMDAHL CORPORATION

                                           /s/   John C. Lewis
                                          ---------------------------
                                          JOHN C. LEWIS
                                          Chairman of the Board,
                                          Chief Executive Officer and
                                          President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures              Title                   Date
----------              -----                   ----


/s/John C. Lewis        Chairman of the Board,  March 25, 1996
------------------      Chief Executive Officer
(JOHN C. LEWIS)         and President
                        (Principal Executive
                        Officer)


/s/Ernest B. Thompson   Vice President and      March 25, 1996
---------------------   Controller
(ERNEST B. THOMPSON)    (Principal Accounting
                        Officer)


/s/Bruce J. Ryan        Executive Vice          March 25, 1996
-----------------       President,
(BRUCE J. RYAN)         Chief Financial Officer
                        and Corporate Secretary
                        (Principal Financial
                        Officer)

Signatures              Title                   Date
----------              -----                   ----



Keizo Fukagawa*         Director
------------------
(KEIZO FUKAGAWA)



Michael R. Hallman*     Director
-------------------
(MICHAEL R. HALLMAN)



E. F. Heizer, Jr.*      Director
--------------------
(E. F. HEIZER, JR.)



Kazuto Kojima*          Director
------------------
(KAZUTO KOJIMA)



Burton G. Malkiel*      Director
--------------------
(BURTON G. MALKIEL)



George R. Packard*      Director
--------------------
(GEORGE R. PACKARD)



Walter B. Reinhold*     Director
---------------------
(WALTER B. REINHOLD)



Takamitsu Tsuchimoto*   Director
-----------------------
(TAKAMITSU TSUCHIMOTO)

Signatures              Title                   Date
----------              -----                   ----


J. Sidney Webb*         Director
------------------
(J. SIDNEY WEBB)

*By:     /s/Bruce J. Ryan    Attorney-in-Fact   March 25, 1996
         ------------------
         (BRUCE J. RYAN)

                          EXHIBIT INDEX

Exhibit  Description
-------  -----------

10(h)    Amdahl Corporation 1995 Chief Executive Officer Bonus
         Guidelines

10(i)    Amdahl Corporation 1995 Bonus Program for Officers,
         Vice Presidents, Seniors and Keys

10(k)    Agreement with Named Executive Officer

10(l)    Promissory Note with Named Executive Officer and Second
         Deed of Trust Securing the Note

13       Annual Report to Stockholders for fiscal year 1995
         (only those portions incorporated by reference)

21       List of Subsidiaries

23       Consent of Arthur Andersen LLP

24       Powers of Attorney

27       Financial Data Schedule