Form 10-Q
period 1996-03-29
AMDAHL CORP
filed 1996-05-13
CIK 4427

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended March 29, 1996

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


                            Yes    X
                            No


Number of shares of common stock, $.05 par value, outstanding at May 3, 1996: 120,442,859.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Amdahl Corporation (the Company) believes the information included in the following report on Form 10-Q, when read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report to Stockholders, not to be misleading.

Certain of the statements contained in this report on Form 10-Q are forward looking and involve a number of risks and uncertainties which are described in the section of this report titled Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's 1995 Annual Report to Stockholders and in other documents filed from time to time with the U.S. Securities and Exchange Commission, including without limitation, the report on Form 10-K for the year ended December 29, 1995.

The results of operations for the three months ended March 29, 1996, are not necessarily indicative of results for the entire year ending December 27, 1996.

                            AMDAHL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                           MARCH 29, 1996 AND DECEMBER 29, 1995
                         ----------------------------------------
                                  (Dollars in thousands)



                                                                                1996         1995
                  Assets
Current assets:
  Cash and cash equivalents                                             $    172,518   $  192,980
  Short-term investments                                                     390,279      444,006
  Receivables, net of allowances                                             274,693      319,777
  Inventories -
    Purchased materials                                                       28,865       18,879
    Systems in process                                                       127,964      168,322
    Finished goods                                                           113,851       87,612
  Prepaid expenses and deferred tax benefit                                   84,150       69,115
                                                                           ---------    ---------
       Total current assets                                                1,192,320    1,300,691
                                                                           ---------    ---------
Long-term receivables and other assets                                        30,142       28,083
                                                                           ---------    ---------
Property and equipment, at cost:
  Leased systems                                                              53,942       37,937
  System spares                                                              366,935      379,797
  Production and data processing equipment                                   337,550      327,051
  Office furniture, equipment, and improvements                              158,034      173,691
  Land and buildings                                                         111,235      111,715
                                                                           ---------    ---------
                                                                           1,027,696    1,030,191
  Less - Accumulated depreciation and amortization                          (746,811)    (757,523)
                                                                           ---------    ---------
       Property and equipment, net                                           280,885      272,668
                                                                           ---------    ---------
Excess of cost over net assets acquired, net of amortization                 105,669      106,756
                                                                           ---------    ---------
                                                                        $  1,609,016  $ 1,708,198
                                                                        ============  ===========
                  Liabilities and stockholders' equity

Current liabilities:
  Notes payable and short-term debt                                       $   22,275   $   22,026
  Short-term debt - stockholder (Fujitsu Limited)                             80,000            -
  Accounts payable                                                            99,656      111,871
  Accounts payable - stockholder (Fujitsu Limited)                            24,646       29,152
  Accrued liabilities                                                        398,685      431,600
                                                                          ----------     --------
       Total current liabilities                                             625,262      594,649
                                                                          ----------     --------
Long-term debt - stockholder (Fujitsu Limited)                                     -       80,000
                                                                          ----------     --------
Long-term liabilities                                                         41,903       51,152
                                                                          ----------     --------
Deferred income taxes                                                         49,726       48,573
                                                                          ----------     --------
Stockholders' equity:
  Common stock, $.05 par value -
    Authorized  - 200,000,000 shares
    Outstanding - 119,818,000 shares in 1996
       and 119,259,000 shares in 1995                                          5,991        5,963
  Additional paid-in capital                                                 544,291      542,269
  Retained earnings                                                          332,472      370,995
  Cumulative translation adjustments                                           9,238       10,932
  Unrealized holding gains on securities                                         133        3,665
                                                                          ----------     --------
       Total stockholders' equity                                            892,125      933,824
                                                                          ----------     --------
                                                                         $ 1,609,016  $ 1,708,198
                                                                         ===========  ===========

See accompanying notes.

                            AMDAHL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                      (In thousands, except per common share amounts)



                                                                    FOR THE THREE MONTHS ENDED
                                                                 MARCH 29, 1996    MARCH 31, 1995
                                                                 --------------   ---------------
REVENUES
  Equipment sales                                               $        94,464   $       216,775
  Service, software and other                                           222,564           154,751
                                                                     ----------         ---------
                                                                        317,028           371,526
                                                                     ----------         ---------
COST OF REVENUES
  Equipment sales                                                        85,584           144,963
  Service, software and other                                           158,862            81,248
                                                                     ----------         ---------
                                                                        244,446           226,211
                                                                     ----------         ---------
    Gross margin                                                         72,582           145,315
                                                                     ----------         ---------
OPERATING EXPENSES
  Engineering and development                                            30,563            42,920
  Marketing, general and administrative                                  96,353            84,525
                                                                     ----------         ---------
                                                                        126,916           127,445
                                                                     ----------         ---------
    Income (loss) from operations                                       (54,334)           17,870
                                                                     ----------         ---------
INTEREST
  Income                                                                  8,396            11,298
  Expense                                                                (2,216)           (2,774)
                                                                     ----------         ---------
                                                                          6,180             8,524
                                                                     ----------         ---------
    Income (loss) before provision for
       (benefit from) income taxes                                      (48,154)           26,394

PROVISION FOR (BENEFIT FROM) INCOME TAXES                                (9,631)            5,800
                                                                     ----------         ---------
NET INCOME (LOSS)                                               $       (38,523)  $        20,594
                                                               ================   ===============

PER COMMON SHARE AMOUNTS:


  Net income (loss)                                             $          (.32)  $           .17
                                                               ================   ===============

  Average outstanding shares                                            119,566           119,660
                                                               ================   ===============

See accompanying notes.

                            AMDAHL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------
                                      (In thousands)

                                                                    FOR THE THREE MONTHS ENDED
                                                                 MARCH 29, 1996    MARCH 31, 1995
                                                                 --------------    --------------
Cash and cash equivalents at beginning of period                       $192,980          $358,006
                                                                     ----------        ----------
Cash flows from operating activities:
  Net income (loss)                                                     (38,523)           20,594
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
       Depreciation and amortization                                     25,948            34,788
       Deferred income tax provision                                      1,153               692
       Gain on dispositions of assets                                      (432)           (1,318)
  Changes in assets and liabilities:
       Decrease in receivables                                           44,191            57,040
       (Increase) decrease in inventories                                (3,108)              723
       (Increase) decrease in prepaid expenses and
         deferred tax benefit                                           (15,155)            5,702
       (Increase) decrease in long-term receivables
         and other assets                                                (3,301)            1,441
       Decrease in accounts payable                                     (16,460)           (7,824)
       Decrease in accrued liabilities                                  (31,652)          (63,438)
       Decrease in long-term liabilities                                 (2,396)           (2,746)
                                                                      ----------         ---------
  Net cash provided by (used for) operating activities                  (39,735)           45,654
                                                                      ----------        ---------

Cash flows from investing activities:
  Purchases of available-for-sale short-term investments                (84,623)          (70,242)
  Purchases of held-to-maturity short-term investments                        -          (156,892)
  Proceeds from sales and maturities of
    available-for-sale short-term investments                           134,270                 -
  Proceeds from maturities of held-to-maturity
    short-term investments                                                    -           151,864
  Capital expenditures:
    Leased systems                                                      (12,644)           (5,128)
    System spares                                                        (3,384)           (5,776)
    Other property and equipment                                        (12,131)          (13,204)
  Proceeds from property and equipment sales                              1,359             6,176
                                                                     ----------         ---------
  Net cash provided by (used for) investing activities                   22,847           (93,202)
                                                                     ----------          ---------

Cash flows from financing activities:
  Increase (decrease) in notes payable and short-term debt               (3,986)            1,403
  Repayments of long-term borrowings                                       (746)                -
  Sale of common stock and exercise of options                            2,050             8,872
                                                                     ----------         ---------
  Net cash provided by (used for) financing activities                   (2,682)           10,275
                                                                      ----------        ---------
Effect of exchange rate changes on cash                                    (892)            3,069
                                                                      ----------        ---------
  Net decrease in cash and cash equivalents                             (20,462)          (34,204)
                                                                     ----------         ---------
Cash and cash equivalents at end of period                             $172,518          $323,802
                                                                     ==========         =========

See accompanying notes.

               AMDAHL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

The accompanying interim financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report to Stockholders.


RELATIONSHIP WITH FUJITSU LIMITED

During the first quarter of 1996 the Company recognized equipment sales to Fujitsu Limited (Fujitsu) under distributorship and other arrangements which contributed $7,486,000 and $964,000 to equipment sales and gross margin, respectively, compared to $19,966,000 and $7,743,000 in the first quarter of 1995.

In the second quarter of 1995 the Company entered into a contract manufacturing agreement with HaL Computer Systems, Inc. (HaL), a wholly-owned subsidiary of Fujitsu, whereby Amdahl agreed to manufacture high end open system workstations for HaL. The Company also performs circuit board assembly for Ross Technology, Inc., a majority-owned subsidiary of Fujitsu. These arrangements contributed $4,427,000 and a negative $1,536,000 to equipment sales and gross margin, respectively, in the first quarter of 1996.

Fujitsu reimburses Amdahl for certain specific engineering development activities performed by Amdahl from time to time related to products which are being jointly developed by Amdahl and Fujitsu. In connection with these development efforts, Amdahl recorded $6,200,000 as an offset to engineering and development expenses in the first quarter of 1996.

Amounts due from Fujitsu and their subsidiaries included in receivables were $50,236,000 and $35,795,000 as of March 29, 1996 and December 29, 1995, respectively.

At March 29, 1996 and December 30, 1995, $80,000,000 was
outstanding under the loan agreement with Fujitsu. This amount was reclassified from long-term debt to current debt in the first quarter of 1996, as the amount outstanding is payable in January 1997. Interest expense associated with the loan was $1,558,000 and $1,418,000 in the first quarters of 1996 and 1995, respectively, of which $915,000 and $958,000 was payable and included in accrued liabilities at March 29, 1996 and December 29, 1995, respectively.

SUPPLEMENTARY CASH FLOW DISCLOSURE

Income taxes of $4,555,000 (net of taxes paid of $2,466,000) were refunded to the Company in the first three months of 1996, and income taxes of $12,488,000 were paid by the Company in the first three months of 1995. Interest paid on all borrowings was $2,231,000 and $2,311,000 for the first three months of 1996 and 1995, respectively.

Noncash Investing Activities

Transfers of Amdahl-manufactured systems from inventories to property, plant and equipment were $6,942,000 in the first three months of 1996. Transfers of Amdahl-manufactured systems from net property, plant and equipment to inventories were $8,049,000 in the first three months of 1995.


SUBSEQUENT EVENT

On April 22, 1996 the Company acquired all of the outstanding shares of TRECOM Business Systems, Inc., a provider of information technology services, for approximately $131 million, of which $66 million was paid in April 1996 and $65 million is payable in the second quarter of 1997. In April 1996 the Company also paid down $15 million of TRECOM's debt. The Company funded the April 1996 payments and intends to fund the April 1997 payment with existing cash. The acquisition will be accounted for in the second quarter of 1996 using the purchase method of accounting.

               AMDAHL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1995 Annual Report to Stockholders.

Results of Operations

First quarter of 1996 compared to first quarter of 1995:

Total revenues decreased 15% to $317,028,000 in the first quarter of 1996 from $371,526,000 in the first quarter of 1995, and equipment sales revenues decreased 56% in the first quarter of 1996 from the first quarter of 1995. Equipment sales were 30% and 58% of total revenues in the first quarters of 1996 and 1995, respectively. Revenues from equipment sales of 5995M mainframe systems decreased 67% in the first quarter of 1996 from the first quarter of 1995 due to aggressive competitive pressures and as customers added computing capacity through purchases of upgrades rather than complete new systems, as the Company continued to transition from older ECL mainframe technology to CMOS technology. Revenues from storage product equipment sales decreased 47% in the first quarter of 1996 when compared to the same period of 1995 as a result of pricing and volume declines associated with previously reported delays in the introduction of new storage products, which will not be available in volume until the second half of 1996.

Service, software and other revenues were 70% and 42% of total revenues in the first quarters of 1996 and 1995, respectively. Service, software and other revenues increased 44% in the first quarter of 1996 from the first quarter of 1995, primarily reflecting increased consulting services revenues from DMR Group Inc. (DMR), acquired in the fourth quarter of 1995.

The impact on revenues from a weakened U.S. dollar was immaterial in the first quarter of 1996.

The gross margin was 23% of revenues in the first quarter of 1996, compared to 39% in the first quarter of 1995. The gross margin percentage on equipment sales decreased to 9% in the first quarter of 1996 from 33% in the first quarter of 1995, reflecting deterioration in mainframe and storage product pricing. The gross margin percentage on service, software and other revenues decreased to 29% in the first quarter of 1996 from 47% in the first quarter of 1995 because consulting and professional services contributed a greater proportion of revenues in the first quarter of 1996, and these revenues generate lower gross margins than the Company's traditional maintenance revenues.

First quarter 1996 engineering and development expenses decreased $12 million or 29% when compared to the first quarter of 1995, due in part to reimbursements received from Fujitsu (see the Notes to the Consolidated Financial Statements) and due to the increased reliance on Fujitsu for the development of the Company's future mainframe and storage products. First quarter 1996 marketing, general and administrative expenses increased $12 million or 14% when compared to the first quarter of 1995, due to increased marketing efforts and the additional expenses associated with DMR.

In the first quarter of 1996 the Company adopted Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Adoption of the standard did not have a material impact on the Company's financial position or results of operations.

In the third quarter of 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, effective for the first quarter of 1996. In complying with the standard, the Company has elected to continue to account for its employee stock-based compensation awards under Accounting Principles Bulletin No. 25, Accounting for Stock Issued to Employees.

First quarter 1996 net interest income decreased $2,344,000 from the first quarter of 1995 due primarily to lower cash levels after the acquisition of DMR.

The effective income tax rate was 20% in the first quarter of 1996, compared to 22% in the first quarter of 1995. The rate was lower than the statutory federal rate because the Company continued to utilize deferred tax assets consisting primarily of reserves.


Factors That May Affect Future Operating Results

The Company is phasing out the production of its current generation of bipolar mainframes in anticipation of the changeover to lower cost CMOS technology. The Company will be closely monitoring both demand and pricing during the second quarter of 1996 with the expectation that an adjustment to inventory valuations may well be required.

The Company expects that revenues attributable to the maintenance of its new hardware systems will be less than revenues that have been historically realized from maintenance of its existing generation of mainframes. The Company is unable to predict the extent to which this would negatively affect future operating results.

The Company anticipates that the write-off of in-process engineering and development expenses associated with the acquisition of TRECOM Business Systems, Inc. will result in a significant charge to earnings in the second quarter of 1996 (see the Notes to the Consolidated Financial Statements).


FINANCIAL CONDITION
MARCH 29, 1996 COMPARED TO DECEMBER 29, 1995

The Company's net cash position (cash and short-term investments net of short-term and long-term debt, excluding capitalized lease obligations) decreased by $68 million from December 29, 1995 to March 29, 1996. Cash, cash equivalents and short-term investments decreased $74 million, reflecting cash used for operations. Receivables decreased $45 million, due to lower revenues.

Net property and equipment increased $8 million due to increased operating leases of 5995M systems.

Accrued liabilities decreased $33 million due to decreased payroll-related accruals and accrued restructuring costs.
Charges against accrued restructuring costs resulted in a decrease in the balance from $55 million at December 29, 1995 to $46 million at March 29, 1996.

At March 29, 1996 and December 29, 1995, $80,000,000 was
outstanding under the loan agreement with Fujitsu. This amount was reclassified from long-term debt to current debt in the first quarter of 1996, as the amount outstanding is payable in January
1997.

LIQUIDITY

The nature of the computer industry, combined with the current economic environment, make it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that existing cash and short-term investments will be adequate to finance continuing operations, investments in property and equipment, inventories and spare parts, expenditures for the development of new products, and the acquisition of Trecom (see the Notes to the Consolidated Financial Statements) at least through 1997.

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

Item 3.   Defaults upon Senior Securities:
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders:
          Not applicable.

Item 5.   Other information:
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits:

               3(a)      Restated By-Laws.

               10(a)     Summary of Terms of Resignation
                         Agreement with Named Executive Officer
                         dated March 14, 1996.

               10(b)     Amdahl Corporation, 1996 Bonus Program
                         for Officers, Vice Presidents, Seniors
                         and Keys.

               10(c)     Amdahl Corporation Long-Term Executive
                         Incentive Performance Plan, as amended.

               10(d)     Amdahl Corporation Restricted Stock
                         Purchase Agreement with Named Executive
                         Officer

               10(e)     Amdahl Corporation Stock Option
                         Agreement with Named Executive Officer

               27        Financial Data Schedule.

          (b)  Reports on Form 8-K:

          Form 8-K filed March 22, 1996.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   AMDAHL CORPORATION



Date:     May 10, 1996        By:  /s/ John C. Lewis
          ------------             -----------------
                                   John C. Lewis
                                   Chairman of the Board,
                                   President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date:     May 10, 1996        By:  /s/ Ernest B. Thompson
          ------------             ----------------------
                                   Ernest B. Thompson
                                   Vice President and Controller
                                   (Principal Accounting Officer)

                          Exhibit Index


     Item      Description
     -----     -------------

     3(a)      Restated By-Laws.

     10(a)     Summary of Terms of Resignation Agreement with
               Named Executive Officer dated March 14, 1996.

     10(b)     Amdahl Corporation, 1996 Bonus Program for
               Officers, Vice Presidents, Seniors and Keys.

     10(c)     Amdahl Corporation Long-Term Executive Incentive
               Performance Plan, as amended.

     10(d)     Amdahl Corporation Restricted Stock Purchase
               Agreement with Named Executive Officer

     10(e)     Amdahl Corporation Stock Option Agreement with
               Named Executive Officer

     27        Financial Data Schedule.