Form 10-Q
period 1996-06-28
AMDAHL CORP
filed 1996-08-09
CIK 4427

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended June 28, 1996

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


                             Yes [X]
                             No  [ ]

Number of shares of common stock, $.05 par value, outstanding at August 2, 1996: 120,871,759.

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

CERTAIN OF THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-Q ARE FORWARD LOOKING AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES WHICH ARE DESCRIBED IN THE SECTION OF THIS REPORT TITLED MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, THE COMPANY'S 1995 ANNUAL REPORT TO STOCKHOLDERS AND IN OTHER DOCUMENTS FILED FROM TIME TO TIME WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION, INCLUDING WITHOUT LIMITATION, THE REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 29, 1995. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED.

The results of operations for the six months ended June 28, 1996, are not necessarily indicative of results for the entire year ending December 27, 1996.

                        AMDAHL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        JUNE 28, 1996 AND DECEMBER 29, 1995
                      (Dollars in thousands, except par value)


                                                                   1996            1995
                                                                -----------    -----------
                  Assets
 Current assets:
   Cash and cash equivalents                                  $    201,940    $   192,980
   Restricted cash                                                  54,842              -
   Short-term investments                                          227,714        444,006
   Receivables, net of allowances                                  329,024        319,777
   Inventories -
     Purchased materials                                            19,240         18,879
     Systems in process                                             34,237        168,322
     Finished goods                                                 49,485         87,612
   Prepaid expenses and deferred tax benefit                        80,420         69,115
                                                                -----------    -----------
       Total current assets                                        996,902      1,300,691
                                                                -----------    -----------
 Long-term receivables and other assets                             31,773         28,083
                                                                -----------    -----------
 Property and equipment, at cost:
   Leased systems                                                   38,185         37,937
   System spares                                                   358,363        379,797
   Production and data processing equipment                        321,196        327,051
   Office furniture, equipment, and improvements                   165,749        173,691
   Land and buildings                                              111,411        111,715
                                                                -----------    -----------
                                                                   994,904      1,030,191
   Less - Accumulated depreciation and amortization               (735,979)      (757,523)
                                                                -----------    -----------
       Property and equipment, net                                 258,925        272,668
                                                                -----------    -----------
 Excess of cost over net assets acquired, net of amortization      197,785        106,756
                                                                -----------    -----------
                                                              $  1,485,385    $ 1,708,198
                                                                ===========    ===========
                  Liabilities and stockholders' equity

 Current liabilities:
   Notes payable and short-term debt                          $     37,618    $    22,026
   Short-term debt - stockholder (Fujitsu Limited)                  80,000              -
   Accounts payable                                                104,652        111,871
   Accounts payable - stockholder (Fujitsu Limited)                 25,532         29,152
   Accrued liabilities                                             498,260        431,600
                                                                -----------    -----------
       Total current liabilities                                   746,062        594,649
                                                                -----------    -----------
 Long-term debt - stockholder (Fujitsu Limited)                          -         80,000
                                                                -----------    -----------
 Long-term liabilities                                              40,800         51,152
                                                                -----------    -----------
 Deferred income taxes                                              53,404         48,573
                                                                -----------    -----------
 Stockholders' equity:
   Common stock, $.05 par value -
     Authorized  - 200,000,000 shares
     Outstanding - 120,701,000 shares in 1996
       and 119,259,000 shares in 1995                                6,035          5,963
   Additional paid-in capital                                      548,357        542,269
   Retained earnings                                                83,036        370,995
   Cumulative translation adjustments                                8,392         10,932
   Unrealized holding gains (losses) on securities                    (701)         3,665
                                                                -----------    -----------
       Total stockholders' equity                                  645,119        933,824
                                                                -----------    -----------
                                                              $  1,485,385    $ 1,708,198
                                                                ===========    ===========

The accompanying notes are an integral part of these financial statements.

                        AMDAHL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                  (In thousands, except per common share amounts)



                                                             FOR THE THREE MONTHS ENDED
                                                          JUNE 28, 1996      JUNE 30, 1995
                                                         ---------------   ---------------
  REVENUES
    Equipment sales                                      $      106,395     $     215,845
    Service, software and other                                 276,459           162,821
                                                           -------------     -------------
                                                                382,854           378,666
                                                           -------------     -------------
  COST OF REVENUES
    Equipment sales                                             252,350           138,509
    Service, software and other                                 207,398            91,886
                                                           -------------     -------------
                                                                459,748           230,395
                                                           -------------     -------------
     Gross margin                                               (76,894)          148,271
                                                           -------------     -------------
  OPERATING EXPENSES
    Engineering and development                                  32,198            35,727
    Marketing, general and administrative                       103,621            90,116
    Purchased in-process engineering and development             20,700                 -
                                                           -------------     -------------
                                                                156,519           125,843
                                                           -------------     -------------
     Income (loss) from operations                             (233,413)           22,428
                                                           -------------     -------------
  INTEREST
    Income                                                        7,503            13,740
    Expense                                                      (2,526)           (2,526)
                                                           -------------     -------------
                                                                  4,977            11,214
                                                           -------------     -------------
     Income (loss) before provision for income taxes           (228,436)           33,642

  PROVISION FOR INCOME TAXES                                     21,000             7,400
                                                           -------------     -------------
  NET INCOME (LOSS)                                      $     (249,436)    $      26,242
                                                           =============     =============


    Net income (loss) per common share                   $        (2.07)    $         .22
                                                           =============     =============

    Average outstanding shares                                  120,221           120,540
                                                           =============     =============



The accompanying notes are an integral part of these financial statements.

                        AMDAHL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                  (In thousands, except per common share amounts)


                                                              FOR THE SIX MONTHS ENDED
                                                          JUNE 28, 1996      JUNE 30, 1995
                                                         ---------------   ---------------
  REVENUES
    Equipment sales                                      $      200,859     $     432,620
    Service, software and other                                 499,023           317,572
                                                           -------------     -------------
                                                                699,882           750,192
                                                           -------------     -------------
  COST OF REVENUES
    Equipment sales                                             337,934           283,472
    Service, software and other                                 366,260           173,134
                                                           -------------     -------------
                                                                704,194           456,606
                                                           -------------     -------------
     Gross margin                                                (4,312)          293,586
                                                           -------------     -------------
  OPERATING EXPENSES
    Engineering and development                                  62,761            78,647
    Marketing, general and administrative                       199,974           174,641
    Purchased in-process engineering and development             20,700                 -
                                                           -------------     -------------
                                                                283,435           253,288
                                                           -------------     -------------
     Income (loss) from operations                             (287,747)           40,298
                                                           -------------     -------------
  INTEREST
    Income                                                       15,899            25,038
    Expense                                                      (4,742)           (5,300)
                                                           -------------     -------------
                                                                 11,157            19,738
                                                           -------------     -------------
     Income (loss) before provision for income taxes           (276,590)           60,036

  PROVISION FOR INCOME TAXES                                     11,369            13,200
                                                           -------------     -------------
  NET INCOME (LOSS)                                      $     (287,959)    $      46,836
                                                           =============     =============


    Net income (loss) per common share                   $        (2.40)    $         .39
                                                           =============     =============

    Average outstanding shares                                  119,894           120,100
                                                           =============     =============



The accompanying notes are an integral part of these financial statements.

                     AMDAHL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                               (In thousands)

                                                           FOR THE SIX MONTHS ENDED
                                                      JUNE 28, 1996        JUNE 30, 1995
                                                     --------------        -------------
Cash and cash equivalents at beginning of period          $192,980             $358,006
                                                     --------------        -------------
Cash flows from operating activities:
  Net income (loss)                                       (287,959)              46,836
  Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating activities:
     Depreciation and amortization                          49,154               60,876
     Write-off of purchased in-process
       engineering & development                            20,700                    -
     Write-down of processor inventories and
       leased systems to market value                      130,000                    -
     Deferred income tax provision                           4,831                5,860
     Loss (gain) on dispositions of assets                     318                 (127)
  Changes in assets and liabilities net of effects
    from purchase of Trecom Business Systems, Inc.:
     Decrease in receivables                                28,446               59,437
     Decrease in inventories                                63,078                6,099
     Increase in prepaid expenses and
       deferred tax benefit                                 (6,239)             (17,056)
    (Increase) decrease in long-term receivables
       and other assets                                     (4,932)               6,274
     Decrease in accounts payable                          (13,848)             (23,499)
     Decrease in accrued liabilities                        (8,214)             (79,836)
     Decrease in long-term liabilities                      (3,203)              (4,202)
                                                     --------------        -------------
  Net cash provided by (used for)
    operating activities                                   (27,868)              60,662
                                                     --------------        -------------
Cash flows from investing activities:
  Purchases of available-for-sale
    short-term investments                                (108,493)            (185,835)
  Purchases of held-to-maturity
    short-term investments                                       -             (277,009)
  Proceeds from sales and maturities of
    available-for-sale short-term investments              265,029                6,491
  Proceeds from maturities of held-to maturity
    short-term investments                                       -              229,299
  Payment for purchase of Trecom Business Systems,
    Inc., net of cash acquired and acquisition
    price payable                                          (67,005)                   -
  Capital expenditures:
       Leased systems                                      (26,131)              (7,995)
       System spares                                        (5,825)             (10,184)
       Other property and equipment                        (22,739)             (28,972)
  Proceeds from property and equipment sales                 2,701               19,296
                                                     --------------        -------------
  Net cash provided by (used for)
    investing activities                                    37,537             (254,909)
                                                     --------------        -------------
Cash flows from financing activities:
  Increase (decrease) in notes payable
    and short-term debt                                     (3,994)              10,473
  Repayments of long-term borrowings                        (1,042)                   -
  Sale of common stock and exercise of options               6,160               16,551
                                                     --------------        -------------
  Net cash provided by financing activities                  1,124               27,024
                                                     --------------        -------------
Effect of exchange rate changes on cash                     (1,833)               3,467
                                                     --------------        -------------
  Net increase (decrease) in cash
    and cash equivalents                                     8,960             (163,756)
                                                     --------------        -------------
Cash and cash equivalents at end of period                $201,940             $194,250
                                                     ==============        =============

The accompanying notes are an integral part of these financial statements.

               AMDAHL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


The accompanying interim financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report to Stockholders.


RELATIONSHIP WITH FUJITSU LIMITED

During the second quarter of 1996 the Company recognized equipment sales to Fujitsu Limited (Fujitsu) under distributorship and other arrangements which contributed $1,830,000 and $629,000 to equipment sales and gross margin, respectively, compared to $1,155,000 and $482,000 in the second quarter of 1995 ($9,316,000 and $1,298,000 for the first six months of 1996 and $21,121,000 and $8,225,000 for the first six months of 1995).

In 1995 the Company entered into a contract manufacturing agreement with HaL Computer Systems, Inc. (HaL), a wholly-owned subsidiary of Fujitsu, whereby Amdahl agreed to manufacture high end open system workstations for HaL. The Company also performs circuit board assembly for Ross Technology, Inc., a majority-owned subsidiary of Fujitsu. These arrangements contributed $1,203,000 and a negative $573,000 to equipment sales and gross margin, respectively, in the second quarter of 1996 ($5,630,000 and a negative $2,109,000 for the first six months of 1996 and $4,322,000 and $1,776,000 in the first six months of 1995).

Fujitsu reimburses Amdahl for certain specific engineering development activities performed by Amdahl from time to time related to products which are being jointly developed by Amdahl and Fujitsu. In connection with these development efforts, Amdahl recorded $6,200,000 as an offset to engineering and development expenses in the second quarter of 1996 ($12,400,000 in the first six months of 1996). No such reimbursements occurred in 1995.

Amounts due from Fujitsu and their subsidiaries included in receivables were $27,336,000 and $35,795,000 as of June 28, 1996 and December 29, 1995, respectively.

At June 28, 1996 and December 30, 1995, $80,000,000 was
outstanding under the loan agreement with Fujitsu. This amount was reclassified from long-term debt to current debt in the first quarter of 1996, as the amount outstanding is payable in January 1997. Interest expense associated with the loan was $1,364,000 and $1,581,000 in the second quarters of 1996 and 1995, respectively ($2,922,000 and $2,999,000, in the first six months of 1996 and 1995, respectively), of which $898,000 and $958,000 was payable and included in accrued liabilities at June 28, 1996 and December 29, 1995, respectively.


SUPPLEMENTARY CASH FLOW DISCLOSURE

Income taxes of $3,162,000 (net of taxes refunded of $7,021,000) were paid by the Company in the first six months of 1996, and income taxes of $23,626,000 were paid by the Company in the first six months of 1995. Interest paid on all borrowings was $4,842,000 and $5,255,000 for the first six months of 1996 and 1995, respectively.

Noncash Investing Activities

Transfers of Amdahl-manufactured systems from net property, plant and equipment to inventories were $3,174,000 in the first six months of 1996 and $12,935,000 in the first six months of 1995.

ACQUISITION OF TRECOM BUSINESS SYSTEMS, INC.

On April 22, 1996 the Company acquired all of the outstanding shares of Trecom Business Systems, Inc.(Trecom), a provider of information technology services. Under the merger agreement between the Company and Trecom, $66 million of the purchase price was paid in April 1996 and $65 million is payable without interest in April 1997. The Company has pledged cash with a custodian as security for approximately $55 million of the April 1997 payment. This amount was classified as restricted cash on the Company's balance sheet at June 28, 1996. Additionally, up to $2 million is payable in the event that Trecom achieves certain financial goals during the one year period ending March 31, 1997 (the contingent payment). The present value of the aggregate purchase price at the acquisition date, including acquisition costs and excluding the contingent payment, was $130 million. In April 1996 the Company also paid down $15 million of Trecom's debt. The Company funded the April 1996 payments and intends to fund the April 1997 payment with existing cash. The results of Trecom's operations have been combined with those of the Company since the date of acquisition.

The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The fair value of tangible assets acquired and liabilities assumed was $49 million and $34 million, respectively. In addition, $20,700,000 of the purchase price was allocated to in-process engineering and development projects that had not reached technological feasibility and had no probable alternative future uses, which the Company expensed at the date of acquisition. The balance of the purchase price, $94 million, was recorded as excess of cost over net assets acquired (goodwill) and is being amortized over twenty-five years on a straight-line basis.

Subsequent to June 28, 1996, $1.2 million of the $2 million contingent payment was paid to Trecom stockholders. In the third quarter of 1996 the purchase price will be adjusted and goodwill increased by this amount. The remaining balance remains contingent.

The following table reflects unaudited pro forma combined results of operations of the Company and Trecom on the basis that the acquisition had taken place and the related charge, noted above, was recorded at the beginning of the fiscal period for each of the periods presented:

(In thousands, except per common share amounts)
                                                              FOR THE SIX MONTHS ENDED
                                                          JUNE 28, 1996      JUNE 30, 1995
                                                         ---------------   ---------------
    Revenues                                             $      737,229     $      813,737

    Net income (loss)                                          (295,894)            26,692

    Net income (loss) per common share                   $        (2.47)    $          .22
                                                           =============     =============

    Shares used in computation                                  119,894            120,100
                                                           =============     =============

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated as of the dates indicated or of future operating results of the combined companies under the ownership and management of the Company.

               AMDAHL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1995 Annual Report to Stockholders.

Results of Operations

Second quarter of 1996 compared to second quarter of 1995:

Total revenues increased slightly to $382,854,000 in the second quarter of 1996 from $378,666,000 in the second quarter of 1995 and decreased $50,310,000 or 7% in the first half of 1996 as compared to the first half of 1995. Equipment sales revenues decreased 51% in the second quarter of 1996 from the second quarter of 1995 and decreased 54% in the first half of 1996 as compared to the first half of 1995. Equipment sales were 28% and 57% of total revenues in the second quarters of 1996 and 1995, respectively. Revenues from equipment sales of 5995M mainframe systems decreased 65% in the second quarter of 1996 from the second quarter of 1995 due to significant declines in pricing and shipment volumes in the second quarter of 1996 as the Company continued to transition from older ECL mainframe technology to CMOS technology. Revenues from storage product equipment sales decreased 39% in the second quarter of 1996 when compared to the same period of 1995 as a result of pricing and volume declines associated with previously reported delays in the introduction of new storage products. These new products began shipping in the second quarter of 1996 but will not be available in volume until the second half of 1996.

Service, software and other revenues were 72% and 43% of total revenues in the second quarters of 1996 and 1995, respectively. Service, software and other revenues increased 70% in the second quarter of 1996 from the second quarter of 1995 and 57% in the first half of 1996 from the first half of 1995, primarily reflecting increased consulting services revenues from DMR Group Inc. (DMR), acquired in the fourth quarter of 1995, and Trecom Business Systems, Inc. (Trecom), acquired in the second quarter of 1996.

As a result of the severe 5995M price declines experienced in the second quarter of 1996, the Company charged cost of equipment sales for $130 million to reduce end-of-life bipolar 5995M inventories ($105 million) and leased systems ($25 million) to market value. As a result, the gross margin was a negative 20% of revenues in the second quarter of 1996, compared to 39% in the second quarter of 1995 and a negative 1% of revenues in the first half of 1996, compared to 39% in the first half of 1995. The gross margin percentage on equipment sales decreased to a negative 137% in the second quarter of 1996 from 36% in the second quarter of 1995 and decreased to a negative 68% in the first half of 1996 from 34% in the first half of 1995. The gross margin percentage on service, software and other revenues decreased to 25% in the second quarter of 1996 from 44% in the second quarter of 1995 and decreased to 27% in the first half of 1996 from 45% in the first half of 1995 because consulting and professional services contributed a greater proportion of revenues in the second quarter of 1996, and these revenues generate lower gross margins than the Company's traditional maintenance revenues.

In the second quarter of 1996 the Company recorded a charge to operating expenses of $21 million to write off purchased in-process engineering and development associated with the acquisition of Trecom that had no probable alternative future uses (see the Notes to the Consolidated Financial Statements). Second quarter 1996 engineering and development expenses, excluding this charge, decreased $4 million or 10% when compared to the second quarter of 1995, due in part to reimbursements received from Fujitsu (see the Notes to the Consolidated Financial Statements) and due to the increased reliance on Fujitsu for the development of the Company's future mainframe and storage products. Second quarter 1996 marketing, general and administrative expenses increased $14 million or 15% when compared to the second quarter of 1995, due to increased marketing efforts directed towards the Company's non-traditional product lines and the additional expenses associated with DMR and Trecom.

Net interest income decreased $6 million in the second quarter of 1996 from the second quarter of 1995 and decreased $9 million in the first half of 1996 from the first half of 1995 due primarily to lower cash levels after the acquisition of DMR and Trecom.

The effective income tax rate was negative 9% in the second quarter of 1996, compared to 22% in the second quarter of 1995. The second quarter 1996 tax provision included the reversal of the $10 million benefit from income taxes recorded in the first quarter of 1996 and a provision for taxes currently payable in state and foreign jurisdictions. No tax benefit was recorded for the loss incurred in the current period. For financial reporting purposes, the valuation allowance at June 28, 1996 reduced net deferred tax assets to an amount realizable based upon taxes paid for prior years without relying on future income. The Company anticipates that the provision for income taxes in the second half of 1996 will consist only of minimum state and foreign taxes.

Factors That May Affect Future Operating Results

The Company expects that revenues attributable to the maintenance of its new hardware systems will be less than revenues that have been historically realized from maintenance of its existing generation of mainframes. The Company is unable to predict the extent to which this would negatively affect future operating results.


FINANCIAL CONDITION
JUNE 28, 1996 COMPARED TO DECEMBER 29, 1995

The Company's net cash position (cash, restricted cash and short-term investments net of short-term and long-term debt, excluding capitalized lease obligations) decreased by $162 million from December 29, 1995 to June 28, 1996. Cash, cash equivalents, restricted cash and short-term investments decreased $152 million, reflecting cash used for operations and the acquisition of Trecom (see the Notes to the Consolidated Financial Statements). Receivables increased $9 million, due to the addition of Trecom's receivables of $45 million, offset by a reduction in receivables due to lower revenues.

Inventories decreased $172 million, reflecting shipments of end-of-life 5995M systems and the $105 million write-down of 5995M inventories to market value.

Property and equipment decreased $35 million due to decreases in spare parts and the $25 million write-down of 5995M leased systems, offset to some extent by increased operating leases in the first half of 1996.

The excess of cost over net assets acquired, net of amortization, increased $91 million due to the acquisition of Trecom (see the Notes to the Consolidated Financial Statements).

Accrued liabilities increased $67 million, primarily due to the present value of the Trecom acquisition price payable, which was $63 million at June 28, 1996 (see the Notes to the Consolidated Financial Statements). Increases in other accruals were offset by charges against accrued restructuring costs, which resulted in a decrease in the balance from $55 million at December 29, 1995 to $34 million at June 28, 1996.

At June 28, 1996 and December 29, 1995, $80 million was outstanding under the loan agreement with Fujitsu. This amount was reclassified from long-term debt to current debt in the first quarter of 1996, as the amount outstanding is payable in January
1997.


LIQUIDITY

The nature of the computer industry, combined with the current economic environment, make it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that existing cash and short-term investments will be adequate to finance continuing operations, investments in property and equipment, inventories and spare parts, expenditures for the development of new products, repayment of outstanding debt, and the acquisition of Trecom (see the Notes to the Consolidated Financial Statements) at least through 1997.

                   PART II.  OTHER INFORMATION



Item 1.   Legal Proceedings:
          Not applicable.

Item 2.   Changes in Securities:
          Not applicable.

Item 3.   Defaults upon Senior Securities:
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders:

          (a)  Annual Meeting of Stockholders was held on May 2,
          1996.

          (b) The vote for the nominated Directors was as follows:

          NOMINEE                  IN FAVOR            WITHHELD
          -------                  --------            --------
          John C. Lewis            109,900,714         1,283,358
          Keizo Fukagawa           109,545,540         1,638,532
          Michael R. Hallman       109,267,061         1,917,011
          E. F. Heizer, Jr.        109,580,700         1,603,372
          Kazuto Kojima            109,916,854         1,267,218
          Burton G. Malkiel        109,934,753         1,249,319
          George R. Packard        109,907,887         1,276,185
          Walter B. Reinhold       109,913,122         1,270,950
          Takamitsu Tsuchimoto     109,918,638         1,265,434
          J. Sidney Webb           109,916,880         1,267,192

          (c) Other matters voted upon at the meeting were as follows:

               1.  Approval of the Employee Stock Purchase Plan
               Restatement was as follows:

                                                  % of votes cast
                                                  ---------------
               For                 103,349,358         92.95%
               Against               7,570,056          6.81%
               Abstain                 264,658          0.24%
                                   -----------
               Total shares voted  111,184,072
                                   ===========

               2.  Ratification of the selection of Arthur
               Andersen LLP as independent public accountants for 1996 was approved as follows:

                                                  % of votes cast
                                                  ---------------
               For                 110,755,238         99.61%
               Against                 194,318          0.18%
               Abstain                 234,516          0.21%
                                   -----------
               Total shares voted  111,184,072
                                   ===========

               3.  Rejection of the Stockholder Proposal on
               Nominating Committee was as follows:

                                                  % of votes cast
                                                  ---------------
               For                  23,313,904         22.89%
               Against              76,346,468         74.94%
               Abstain               2,210,818          2.17%
                                   -----------
               Total shares voted  101,871,190
                                   ===========
               Broker Non-votes      9,312,882

Item 5.   Other information:
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits:

               10   Agreement with Named Executive Officer

               27   Financial Data Schedule.

          (b)  Reports on Form 8-K:

               Form 8-K filed May 7, 1996.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   AMDAHL CORPORATION



Date:     August 9, 1996      By:  /s/ John C. Lewis
          --------------           -----------------
                                   John C. Lewis
                                   Chairman of the Board,
                                   President and
                                   Chief Executive Officer




Date:     August 9, 1996      By:  /s/ Ernest B. Thompson
          --------------           ----------------------
                                   Ernest B. Thompson
                                   Vice President and Controller
                                   (Principal Accounting Officer)

                          EXHIBIT INDEX

Item      Description
- ----      -----------
10        Agreement with Named Executive Officer

27        Financial Data Schedule