Form 10-Q
period 1996-09-27
AMDAHL CORP
filed 1996-11-12
CIK 4427

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 27, 1996

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


                                      Yes X
                                      No ___


Number of shares of common stock, $.05 par value, outstanding at November 4, 1996: 121,330,655.

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

The results of operations for the nine months ended September 27, 1996, are not necessarily indicative of results for the entire year ending December 27, 1996.




                        AMDAHL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 27, 1996 and DECEMBER 29, 1995
                              (Dollars in thousands)


                                                                   1996            1995
                                                                -----------     -----------
                  Assets
 Current assets:
   Cash and cash equivalents                                  $    167,962    $    192,980
   Restricted cash                                                  56,770               -
   Short-term investments                                          224,190         444,006
   Receivables, net of allowances                                  408,060         319,777
   Inventories -
     Purchased materials                                            20,255          18,879
     Systems in process                                             38,422         168,322
     Finished goods                                                 49,534          87,612
   Prepaid expenses and deferred tax benefit                        85,648          69,115
                                                                -----------     -----------
       Total current assets                                      1,050,841       1,300,691
                                                                -----------     -----------
 Long-term receivables and other assets                             33,178          28,083
                                                                -----------     -----------
 Property and equipment, at cost:
   Leased systems                                                   44,344          37,937
   System spares                                                   363,532         379,797
   Production and data processing equipment                        325,256         327,051
   Office furniture, equipment, and improvements                   142,133         173,691
   Land and buildings                                               89,939         111,715
                                                                -----------     -----------
                                                                   965,204       1,030,191
   Less - Accumulated depreciation and amortization               (715,453)       (757,523)
                                                                -----------     -----------
       Property and equipment, net                                 249,751         272,668
                                                                -----------     -----------
 Excess of cost over net assets acquired, net of amortization      198,520         106,756
                                                                -----------     -----------
                                                              $  1,532,290    $  1,708,198
                                                                ===========     ===========
                  Liabilities and stockholders' equity

 Current liabilities:
   Notes payable and short-term debt                          $     27,506    $     22,026
   Short-term debt - stockholder (Fujitsu Limited)                  80,000               -
   Accounts payable                                                135,450         111,871
   Accounts payable - stockholder (Fujitsu Limited)                 27,361          29,152
   Accrued liabilities                                             512,904         431,600
                                                                -----------     -----------
       Total current liabilities                                   783,221         594,649
                                                                -----------     -----------
 Long-term debt - stockholder (Fujitsu Limited)                          -          80,000
                                                                -----------     -----------
 Long-term liabilities                                              42,314          51,152
                                                                -----------     -----------
 Deferred income taxes                                              60,065          48,573
                                                                -----------     -----------
 Stockholders' equity:
   Common stock, $.05 par value -
     Authorized  - 200,000,000 shares
     Outstanding - 120,995,000 shares in 1996
       and 119,259,000 shares in 1995                                6,050           5,963
   Additional paid-in capital                                      551,230         542,269
   Retained earnings                                                78,203         370,995
   Cumulative translation adjustments                                9,058          10,932
   Unrealized holding gains on securities                            2,149           3,665
                                                                -----------     -----------
       Total stockholders' equity                                  646,690         933,824
                                                                -----------     -----------
                                                              $  1,532,290    $  1,708,198
                                                                ===========     ===========

The accompanying notes are an integral part of these financial statements.
                                        3

                      AMDAHL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                  (In thousands, except per common share amounts)

                                                             FOR THE THREE MONTHS ENDED
                                                          SEPT 27, 1996      SEPT 29, 1995
                                                         ---------------    ---------------
  REVENUES
    Equipment sales                                      $      147,936     $      191,848
    Service, software and other                                 291,883            158,168
                                                           -------------      -------------
                                                                439,819            350,016
                                                           -------------      -------------
  COST OF REVENUES
    Equipment sales                                              99,321            113,292
    Service, software and other                                 217,049             94,255
                                                           -------------      -------------
                                                                316,370            207,547
                                                           -------------      -------------
     Gross margin                                               123,449            142,469
                                                           -------------      -------------
  OPERATING EXPENSES
    Engineering and development                                  29,091             35,756
    Marketing, general and administrative                       102,401             91,432
                                                           -------------      -------------
                                                                131,492            127,188
                                                           -------------      -------------
     Income (loss) from operations                               (8,043)            15,281
                                                           -------------      -------------
  INTEREST
    Income                                                        6,655             13,010
    Expense                                                      (2,813)            (2,584)
                                                           -------------      -------------
                                                                  3,842             10,426
                                                           -------------      -------------
     Income (loss) before provision for
        income taxes                                             (4,201)            25,707

  PROVISION FOR INCOME TAXES                                        632              5,650
                                                           -------------      -------------
  NET INCOME (LOSS)                                      $       (4,833)    $       20,057
                                                           =============      =============

  PER COMMON SHARE AMOUNTS:


    Net income (loss)                                    $         (.04)    $          .17
                                                           =============      =============

    Average outstanding shares                                  120,881            120,603
                                                           =============      =============


The accompanying notes are an integral part of these financial statements.

                        AMDAHL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                  (In thousands, except per common share amounts)



                                                             FOR THE NINE MONTHS ENDED
                                                          SEPT 27, 1996      SEPT 29, 1995
                                                         ---------------    ---------------
  REVENUES
    Equipment sales                                      $      348,795     $      624,468
    Service, software and other                                 790,906            475,740
                                                           -------------      -------------
                                                              1,139,701          1,100,208
                                                           -------------      -------------
  COST OF REVENUES
    Equipment sales                                             437,255            396,764
    Service, software and other                                 583,309            267,389
                                                           -------------      -------------
                                                              1,020,564            664,153
                                                           -------------      -------------
     Gross margin                                               119,137            436,055
                                                           -------------      -------------
  OPERATING EXPENSES
    Engineering and development                                  91,852            114,403
    Marketing, general and administrative                       302,375            266,073
    Purchased in-process engineering and development             20,700                  -
                                                           -------------      -------------
                                                                414,927            380,476
                                                           -------------      -------------
     Income (loss) from operations                             (295,790)            55,579
                                                           -------------      -------------
  INTEREST
    Income                                                       22,554             38,048
    Expense                                                      (7,555)            (7,884)
                                                           -------------      -------------
                                                                 14,999             30,164
                                                           -------------      -------------
     Income (Loss) before provision for
        income taxes                                           (280,791)            85,743

  PROVISION FOR INCOME TAXES                                     12,001             18,850
                                                           -------------      -------------
  NET INCOME (LOSS)                                      $     (292,792)    $       66,893
                                                           =============      =============

  PER COMMON SHARE AMOUNTS:

    Net income (loss)                                    $        (2.44)    $          .56
                                                           =============      =============

    Average outstanding shares                                  120,223            120,267
                                                           =============      =============

The accompanying notes are an integral part of these financial statements.


                       AMDAHL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 27,    OCTOBER 1,
                                                                              1996              1995
                                                                          ------------      -------------

Cash and cash equivalents at beginning of period                             $192,980           $358,006
                                                                          ------------      -------------
Cash flows from operating activities:

       Net income (loss)                                                     (292,792)            66,893
       Adjustments to reconcile net income (loss)
        to net cash:
         provided by (used for) operating activities:
          Depreciation and amortization                                        78,230             88,191
          Write-off of purchased in-process engineering & development          20,700                  -
          Write-down of processor inventories and lease systems
           to market                                                          130,000                  -
          Deferred income tax provision                                        11,491              6,551
          Gain on dispositions of assets                                          (59)              (330)
       Changes in assets and liabilities net of effects from
        purchase of Trecom:
          (Increase) decrease in receivables                                  (50,760)            61,001
          (Increase) decrease in inventories                                   49,984            (17,265)
          Increase in prepaid expenses and
           deferred tax benefit                                               (10,347)           (13,035)
          (Increase) decrease in long-term receivables
           and other assets                                                    (4,095)             6,242
          Increase (decrease) in accounts payable                              19,265            (22,755)
          Increase (decrease) in accrued liabilities                           10,794            (96,142)
          Decrease in long-term liabilities                                    (2,588)            (3,689)
                                                                          ------------      -------------
       Net cash provided by (used for) operating activities                   (40,177)            75,662
                                                                          ------------      -------------

Cash flows from investing activities:
       Purchases of available-for-sale short-term investments                (109,743)          (292,223)
       Purchases of held-to-maturity short-term investments                         -           (277,065)
       Proceeds from sales and maturities of
          available-for-sale short-term investments                           266,066             15,482
       Proceeds from maturities of held-to-maturity
          short-term investments                                                    -            329,437
       Payment for purchase of Trecom, net of cash acquired
         and acquisition price payable                                        (68,204)                 -
       Capital expenditures:
            Leased systems                                                    (34,016)           (11,668)
            System spares                                                     (11,260)           (12,787)
            Other property and equipment                                      (35,913)           (50,830)
       Proceeds from property and equipment sales                              14,848             44,154
                                                                          ------------      -------------
       Net cash provided by (used for) investing activities                    21,778           (255,500)
                                                                          ------------      -------------

Cash flows from financing activities:
       Increase (decrease) in notes payable and short-term debt               (13,878)            11,642
       Repayments of long-term borrowings                                        (143)                 -
       Sale of common stock and exercise of options                             9,048             19,793
                                                                          ------------      -------------
       Net cash provided by (used for) financing activities                    (4,973)            31,435
                                                                          ------------      -------------
Effect of exchange rate changes on cash                                        (1,646)             3,148
                                                                          ------------      -------------
       Net decrease in cash and cash equivalents                              (25,018)          (145,255)
                                                                          ------------      -------------
Cash and cash equivalents at end of period                                   $167,962           $212,751
                                                                          ============      =============


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


RELATIONSHIP WITH FUJITSU LIMITED

During the third quarter of 1996 the Company recognized equipment sales to Fujitsu Limited (Fujitsu) under distributorship and other arrangements which contributed $6,235,000 and $3,022,000 to equipment sales and gross margin, respectively, compared to $14,023,000 and $8,425,000 in the third quarter of 1995 ($15,551,000 and $4,320,000 for the first nine months of 1996 and
$35,144,000 and $16,650,000 for the first nine months of 1995).

In 1995 the Company entered into a contract manufacturing agreement with HaL Computer Systems, Inc. (HaL), a wholly-owned subsidiary of Fujitsu, whereby Amdahl agreed to manufacture open system workstations for HaL. The Company also performs circuit board assembly for Ross Technology, Inc., a majority-owned subsidiary of Fujitsu. Both of these agreements were near completion and contributed no revenue and a negative $102,000 to equipment sales and gross margin, respectively, in the third quarter of 1996 compared to $868,000 and a negative $84,000 to equipment sales and gross margin in the third quarter of 1995 ($5,630,000 and a negative $2,211,000 for the first nine months of 1996 and $5,190,000 and $1,692,000 in the first nine months of 1995).

Fujitsu reimburses Amdahl for certain specific engineering development activities performed by Amdahl from time to time related to products which are being jointly developed by Amdahl and Fujitsu. In connection with these development efforts, Amdahl recorded $6,100,000 as an offset to engineering and development expenses in the third quarter of 1996 ($18,500,000 in the first nine months of 1996). No such reimbursements occurred in 1995.

Amounts due from Fujitsu and their subsidiaries included in receivables were $22,483,000 and $35,795,000 as of September 27, 1996 and December 29, 1995,
respectively.

At September 27, 1996 and December 30, 1995, $80,000,000 was outstanding under the loan agreement with Fujitsu. This amount was reclassified from long-term debt to current debt in the first quarter of 1996, as the amount outstanding is payable in January 1997. Interest expense associated with the loan was $1,233,000 and $1,460,000 in the third quarters of 1996 and 1995, respectively ($4,155,000 and $4,459,000 in the first nine months of 1996 and 1995, respectively), of which $917,000 and $958,000 was payable and included in accrued liabilities at September 27, 1996 and December 29, 1995, respectively.


SUPPLEMENTARY CASH FLOW DISCLOSURE

Income taxes of $1,602,000 (net of taxes refunded of $16,951,000) were paid by the Company in the first nine months of 1996, and income taxes of $26,158,000 were paid by the Company in the first nine months of 1995. Interest paid on all borrowings was $7,648,000 and $7,866,000 for the first nine months of 1996 and 1995, respectively.

NONCASH INVESTING ACTIVITIES

Transfers of Amdahl-manufactured systems from net property, plant and equipment to inventories were $10,798,000 in the first nine months of 1996 and $12,071,000 in the first nine months of 1995.

                       AMDAHL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1995 Annual Report to Stockholders.

RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF 1996 COMPARED TO THIRD QUARTER AND FIRST NINE MONTHS OF 1995:

Total revenues increased 26% to $439,819,000 in the third quarter of 1996 from $350,016,000 in the third quarter of 1995 and increased $39,493,000 or 4% in the first nine months of 1996 compared to the first nine months of 1995. Equipment sales revenues decreased 23% in the third quarter of 1996 from the third quarter of 1995 and decreased 44% in the first nine months of 1996 compared to the first nine months of 1995. Equipment sales were 34% and 55% of total revenues in the third quarters of 1996 and 1995, respectively. The third quarter 1996 equipment sales included the first revenues from limited shipments of the Company's new Millennium CMOS mainframe systems. Revenues from equipment sales of 5995M mainframe systems decreased 53% in the third quarter of 1996 from the third quarter of 1995 despite increased volume, due to significant declines in pricing year-to-year caused by severe price competition in the marketplace and the transition from older ECL mainframe technology to CMOS technology. Revenues from storage product equipment sales increased 61% in the third quarter of 1996 when compared to the same period of 1995 as the Company began volume shipments of a new generation of storage products. Equipment sales of high performance servers increased 37% in the third quarter of 1996 compared to the same quarter a year ago.

Service, software and other revenues were 66% and 45% of total revenues in the third quarters of 1996 and 1995, respectively. Service, software and other revenues increased 85% in the third quarter of 1996 from the third quarter of 1995 and 66% in the first nine months of 1996 from the first nine months of 1995, primarily reflecting increased consulting services revenues from DMR Group Inc. (DMR), acquired in the fourth quarter of 1995, and Trecom Business Systems, Inc. (Trecom), acquired in the second quarter of 1996.

Total gross margin was 28% of revenues in the third quarter of 1996, compared to 41% in the third quarter of 1995 and 10% of revenues in the first nine months of 1996, compared to 40% in the first nine months of 1995. The gross margin percentage on equipment sales decreased to 33% in the third quarter of 1996 from 41% in the third quarter of 1995 and decreased to a negative 25% for the first nine months of 1996 from 36% for the first nine months of 1995. The 1996 year-to-date total gross margin and gross margin from equipment sales include a charge of $130 million taken in second quarter to reduce end-of-life bipolar 5995M assets to market value. Without this charge, the total gross margin and gross margin from equipment sales for the first nine months of 1996 would have been 22% and 12%, respectively.

The gross margin on service, software and other revenues decreased to 26% in the third quarter of 1996 from 40% in the third quarter of 1995 and decreased to 26% in the first nine months of 1996 from 44% in the first nine months of 1995. The primary cause of the decreases is that consulting and professional services contributed a greater proportion of revenues during 1996, and these revenues generate lower gross margins than the Company's traditional maintenance revenues which predominated in 1995. In addition, the gross margin from the Company's traditional maintenance business has been negatively effected by competitive pricing pressures and a gradual erosion of the installed base of older generations of mainframe systems.

Third quarter 1996 engineering and development expenses decreased $7 million or 19% when compared to the third quarter of 1995, due in part to reimbursements received from Fujitsu (see the Notes to the Consolidated Financial Statements) and due to the increased reliance on Fujitsu for the development of the Company's future mainframe and storage products. Third quarter 1996 marketing, general and administrative expenses increased $11 million or 12% when compared to the third quarter of 1995, due to increased marketing efforts directed towards the Company's non-traditional product lines and the additional expenses associated with DMR and Trecom.

Net interest income decreased $7 million in the third quarter of 1996 from the third quarter of 1995 and decreased $15 million in the first nine months of 1996 from the first nine months of 1995 due primarily to lower cash levels after the acquisition of DMR and Trecom.

The effective income tax rate was negative 15% in the third quarter of 1996, compared to 22% in the third quarter of 1995. The third quarter 1996 tax provision included a provision for taxes currently payable in state and foreign jurisdictions. No tax benefit was recorded for the loss incurred in the current period. For financial reporting purposes, the valuation allowance at September 27, 1996 reduced net deferred tax assets to an amount realizable based upon taxes paid for prior years without relying on future income. The Company anticipates that the provision for income taxes in the fourth quarter of 1996 will consist only of minimum state and foreign taxes.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

While the Company's new CMOS based Millennium mainframe will achieve general availability during the fourth quarter of 1996, revenues and margins associated with the sale of these new systems will be subject to a number of uncertainties over the near term. Among them are the volume of units to be shipped as production schedules are ramped up, the size and configuration of delivered systems, and system pricing, as the Company expects sales of these systems to be subject to the same competitive pressures which have affected previous generations of the Company's mainframe computers. Moreover, in light of the transition from older technology systems to the new CMOS based mainframes, the Company expects traditional hardware maintenance revenues to decline from historical levels.

The above uncertainties, as well as competitive conditions in the marketplace, require the Company to continually review and consider adjustments to its cost structures. At the present time the Company is unable to quantify the size of any cost reduction activities it might undertake, their impact on future operating results, and whether any such actions would require a material one-time charge to earnings.

FINANCIAL CONDITION
SEPTEMBER 27, 1996 COMPARED TO DECEMBER 29, 1995

The Company's net cash position (cash, restricted cash and short-term investments net of short-term and long-term debt, excluding capitalized lease obligations) decreased by $189 million from December 29, 1995 to September 27, 1996. Cash, cash equivalents, restricted cash and short-term investments decreased $188 million, reflecting cash used for operations and the acquisition of Trecom. Receivables increased $88 million, largely due to the addition of Trecom's receivables of $50 million.

Inventories decreased $167 million, reflecting shipments of end- of-life 5995M systems and the $105 million write-down of 5995M inventories to market value in the second quarter of 1996.

Property and equipment decreased $23 million due to the $25 million write-down of 5995M leased systems in the second quarter of 1996.

The excess of cost over net assets acquired (goodwill), net of amortization, increased $92 million due to the acquisition of Trecom.

Accrued liabilities increased $81 million, primarily due to the present value of the Trecom acquisition price payable, which was $63 million at September 27, 1996. Increases in other accruals were partially offset by charges against accrued restructuring costs, which resulted in a decrease in the balance from $55 million at December 29, 1995 to $19 million at September 27, 1996.

At September 27, 1996 and December 29, 1995, $80 million was outstanding under the loan agreement with Fujitsu. This amount was reclassified from long-term debt to current debt in the first quarter of 1996, as the amount outstanding is payable in January 1997.


LIQUIDITY

The nature of the computer industry, combined with the current economic environment, make it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that existing cash and short-term investments will be adequate to finance continuing operations, investments in property and equipment, inventories and spare parts, expenditures for the development of new products, repayment of outstanding debt and the remaining liability for the acquisition of Trecom, at least through 1997.

                           PART II. OTHER INFORMATION



Item 1.           Legal Proceedings:
                  Not applicable.

Item 2.           Changes in Securities:
                  Not applicable.

Item 3.           Defaults upon Senior Securities:
                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders:
                  Not applicable

Item 5.           Other information:
                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K:

                  (a)   Exhibits:

                        10  Termination agreement with named executive officer.

                  (b)   Reports on Form 8-K:

                        Form 8-K/A filed July 3, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            AMDAHL CORPORATION



Date:  November 11, 1996                   By:  /s/ John C. Lewis
                                                ---------------------
                                                John C. Lewis
                                                Chairman of the Board,
                                                President and
                                                Chief Executive Officer



Date:  November 11, 1996                    By: /s/ Ernest B. Thompson
                                                -------------------------
                                                Ernest B. Thompson
                                                Vice President and Controller
                                                (Principal Accounting Officer)

                                 Exhibit Index

Item        Description
----        -----------

10          Termination Agreement with Named Executive Officer

27          Financial Data Schedule