Form 10-K
period 1996-12-27
AMDAHL CORP
filed 1997-03-24
CIK 4427

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 27, 1996

                          Commission file number 1-7713

                        A M D A H L  C O R P O R A T I O N
             (Exact name of registrant as specified in its charter)

Delaware                                                             94-1728548
(State of incorporation)                                       (I.R.S. Employer
                                                            Identification No.)

1250 East Arques Avenue
Sunnyvale, California                                                94088-3470
(Address of principal                                                (Zip Code)
executive offices)

Registrant's telephone number:                                   (408) 746-6000

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
Title of class                                                 which registered
--------------                                         ------------------------
common stock                                      American Stock Exchange, Inc.
par value of $.05                                         London Stock Exchange
per share

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Aggregate market value of the registrant's common stock held by non-affiliates, based on the closing sales price on March 3, 1997: $750,430,421.

         Number of shares of common stock, par value of $.05 per share, outstanding as of March 3, 1997: 122,280,788.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference in those parts of this Annual Report on Form 10-K as set forth below, but only to the extent specifically stated in such parts: (1) Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 27, 1996 (the "Annual Report") into Parts I and II; and (2) Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 1, 1997 (the "Proxy Statement") into Part III.

                                     PART I

ITEM 1.  BUSINESS

General

         Amdahl Corporation ("Amdahl" or the "Company") was organized in 1970. Its principal offerings consist of large-scale, high-performance, general-purpose computer systems, storage subsystems and related hardware services for both the IBM System/390 compatible mainframe market and the open systems market; and a broad array of professional and consulting services for the data processing industry. The Company also offers a variety of software products. Amdahl's customer base is diversified and includes large corporations, financial institutions, public utilities, government agencies and universities.

         Amdahl's initial product offerings consisted of IBM compatible mainframe systems which it first delivered in 1975. Since that time, the Company has continued to develop more advanced systems for this market. In the latter part of 1996, the Company introduced its newest family of compatible mainframes, the Millennium series, utilizing for the first time CMOS based technology. Also, in 1993 the Company began delivery of high-performance servers for the open systems market pursuant to a reseller agreement with Sun Microsystems. In 1996 the Company introduced its EnVista series, a family of high-performance servers based on Intel microprocessor technology and running the Microsoft Windows NT operating system.

         In November 1995 the Company acquired DMR Group Inc. based in Montreal, Quebec, Canada, a major provider of professional and consulting services in a number of important international markets. In April 1996 the Company acquired Trecom Business Systems, Inc. based in Edison, New Jersey, a major provider of professional and consulting services to a number of significant industry groups within the United States. These entities have been combined into a single organization known as the DMR Consulting Group ("DMR TRECOM" in the United States) through which the Company provides its professional and consulting services offerings. Applications development and maintenance services and "year 2000" conversion services are among the major offerings of this business unit.

         Since 1982 Amdahl has offered direct access storage subsystems for use with IBM compatible mainframe systems. In 1996 the Company introduced the Spectris series, its newest products in this line of IBM System/390 compatible storage devices. In 1996 the Company also introduced its LVS series of storage devices for the server market.

         In addition, Amdahl offers hardware maintenance and related operational services, and a number of software products. ObjectStar, a comprehensive application development system; the A+ family of performance and productivity tools intended primarily for the open systems environment; and UTS, a Unix based operating system for use on IBM System/390 compatible mainframes, are the Company's principal software offerings.

         Amdahl is organized along lines of business consisting of the Enterprise Computing Group, responsible for the development and marketing of the Company's processor and storage products and the provision of maintenance and other hardware related services; the DMR Consulting Group, responsible for the delivery of professional and consulting services; the Antares Alliance Group, a joint venture between Amdahl and Electronic Data Systems, responsible for the development and marketing of ObjectStar and certain other software products; and the A+ Software Group. The Company intends to continue to expand the scope of its product and service offerings through its own development efforts and, when appropriate, through partnerships and alliances with other companies.

         Fujitsu Limited ("Fujitsu"), a major Japanese manufacturer of computer systems, telecommunications equipment and electronic components, owns approximately 43% of the Company's outstanding common stock and is of substantial importance to Amdahl in the areas of technical assistance, product development and manufacturing. Fujitsu has primary design and manufacturing responsibility for the Company's Millennium, Spectris and follow-on products. Because of Amdahl's increased dependence on Fujitsu as its supplier of future compatible processors and Fujitsu's participation with the Company in certain other ongoing research and development activities, the ability to negotiate favorable pricing terms with respect to future product requirements and to maintain a satisfactory working relationship are important.

Marketing

         The Company markets its products and services directly through its sales force to customers in the United States, Canada, Europe and Asia Pacific, through Fujitsu in Brazil, Japan, Malaysia and Spain and through other distributors in Indonesia, Saudi Arabia, Latin America and Korea. In 1996 approximately 51% of Amdahl's revenues were from international operations.

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

         While it may receive "letters of intent" and "orders" from potential customers for its large-scale systems, typically the Company does not have a firm contract with a customer until shortly before shipment. In addition, the Company in many cases will permit cancellation of an order without charge at any time until actual delivery, which is common practice in the industry. For these reasons, the Company does not believe indications of customer interest and "orders", other than for its professional and consulting services business, constitute a firm "backlog" and believes that a disclosure of a value of unfilled orders is not a meaningful indicator of revenues nor material to an understanding of its business. Backlog for professional and consulting services as of December 27, 1996 was $446 million of which $325 million is expected to be fulfilled beyond the next twelve months.


Major Customer Information and Geographic Area Data

     The information under "Note 9 - Major Customer, Geographic Area and Product Line Data" of the Annual Report is incorporated by reference.


Competition

         All segments of the Company's business are intensely competitive with the consequence that continuing attention must be paid to the Company's cost structure in order to achieve and maintain acceptable operating margins.

         Amdahl's consulting and professional services business competes with a significant number of other service organizations, the largest of which include companies such as IBM and Andersen Consulting. Professional service organizations are highly dependent on the skill of their personnel and the ability to recruit and retain such personnel and experience high levels of utilization. Competition for such personnel is intense.

         IBM and Hitachi Data Systems are Amdahl's principal competitors in the market for large-scale System/390 compatible mainframe systems. IBM is dominant in this segment of the industry. Competition is based primarily on price and performance, product enhancements and new product development, and customer service and support. The perceived financial strength and long-term viability of the supplier are also important. IBM competitive actions have historically taken the form of price reductions and shortened product life cycles. As a result, selling prices and residual values of mainframe systems have declined substantially over time. Moreover, because virtually all compatible mainframes operate under the control of IBM operating system software, the ability of IBM to extend favorable licensing terms to purchasers of competing IBM systems frequently requires Amdahl to offer substantial discounts on its own systems in order to compensate for the effect of such licensing terms. Also, the continuing introduction by IBM of certain modifications to the System/390 architecture requires that Amdahl make comparable changes to remain fully compatible.

         The growth in the market for large mainframe systems has been affected by rapid technological changes in recent years which have enabled smaller, less costly systems to compete for the development of application programs historically run in mainframe environments.

         Competitors in the market for the Company's hardware servers and software offerings include both highly specialized companies as well as fully integrated vendors such as IBM, Digital Equipment Corporation and Hewlett-Packard Company. New computer and storage products, particularly in the open systems marketplace, are subject to rapid technological changes, short product life cycles, frequent product enhancements and price reductions. For software products, ease of use, product reliability, quality of technical support and product capabilities are important. The strength and efficiency of distribution channels and brand name recognition are of particular importance.

     For  further  discussion  of  competitive  conditions,   see  "Management's
Discussion & Analysis - Results of Operations and Factors That May Affect Future Operating Results" of the Annual Report.


Manufacturing

         Amdahl carries out limited assembly functions in Sunnyvale, California and Dublin, Ireland. Its principal hardware products are manufactured by Fujitsu to Amdahl specifications.

         If for a substantial period Fujitsu failed to deliver products to Amdahl or should Fujitsu fail to meet development or manufacturing schedules for future mainframe and storage products, serious interruptions to the Company's delivery schedules would occur, which would have a material adverse effect on the Company.

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


Product Development

         The Company's future prospects depend upon its successful introduction of new products. During the last three years, the Company's product development costs, including amounts expended on development of both existing and new products,(excluding the write-off of purchased in-process engineering and development of $20,700,000 in 1996 and $27,296,000 in 1995) amounted to
$125,825,000 in 1996, $149,610,000 in 1995 and $203,241,000 in 1994. The Company
has substantially reduced certain of its product development activities and expects to rely on strategic alliances, partnering arrangements and original equipment manufacturer (OEM) relationships for major new products or product components.


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

Employees

         As of February 21, 1997, the Company had approximately 9,900 full-time employees.


Executive Officers of Amdahl

         The executive officers of the Company as of March 17, 1997 are as follows:

Name                                    Age          Position
----                                    ---          --------

John C. Lewis                           61           Chairman of the Board, President
                                                     and Chief Executive Officer

David L. Anderson                       49           Chief Technical Officer and Vice
                                                     President, Corporate Technology Group

Michael R. Carabetta                    48           Vice President and General Manager,
                                                     A+ Software Group

William F. Ferone                       52           Vice President, Customer Services

William Flanagan                        57           Vice President and General Manager,
                                                     Compatible Business Group

Charles E. Fonner                       53           Vice President and General Manager,
                                                     The SmartCard Group

Gregory R. Grodhaus                     49           Vice President and General Manager,
                                                     Server Business Group

Orval J. Nutt                           56           Chief Marketing Officer and Vice
                                                     President, Corporate Marketing

Michael J. Poehner                      50           Chief Executive Officer and
                                                     President, DMR Consulting Group Inc.

Anthony M. Pozos                        56           Senior Vice President, Human
                                                     Resources and Corporate Services

William R. Riley                        54           Vice President and General Manager,
                                                     Worldwide Sales

Bruce J. Ryan                           53           Executive Vice President, Chief
                                                     Financial Officer and Corporate Secretary

Ernest B. Thompson                      60           Vice President and Controller

David B. Wright                         47           Executive Vice President,
                                                     Enterprise Computing Group

     Mr. John C. Lewis was appointed Chairman of the Board in 1987 and was reelected President and Chief Executive Officer on March 15, 1996. He was President of Amdahl from 1977, when he joined the Company, until 1987. He was the Company's Chief Executive Officer from 1983 until 1992.

     Mr. David L. Anderson joined the Company in 1971 and was elected Vice President, Processor Product Management in 1987. In 1989 Mr. Anderson became Vice President of Advanced Systems and in 1992 became Vice President of Compatible Products Development. In 1993 he was appointed Vice President and General Manager of Compatible Systems, and in January 1996 became Chief Technical Officer and Vice President of Enterprise Server Development. In January 1997 he was appointed Vice President, Corporate Technology Group, while retaining his position as Chief Technical Officer

     Mr. Michael R. Carabetta joined the Company in 1994 as Vice President and General Manager of Open Enterprise Systems. In January 1997 he became Vice President and General Manager of the A+ Software Group. Prior to joining Amdahl, Mr. Carabetta worked at Digital Equipment Corporation, where he served as Vice President Finance and Administration, Business Systems from 1993 to 1994. He had previously been Group Manager at Digital Equipment Corporation.

     Mr. William F. Ferone joined the Company in 1978 and was elected Vice President of Customer Services in 1987. In 1988 he became Vice President of Unix Systems. Mr. Ferone was elected to the position of Vice President, Marketing, Open Systems Operations in 1990 and to the position of Vice President and General Manager of Customer Services 1992. In January 1996 he was appointed Vice President of Customer Services.

     Mr. William Flanagan joined the Company in 1973 and was elected Vice President of Manufacturing in 1985. In 1993 he became Vice President of Operations, Compatible Systems and in 1994 he was appointed Vice President, Business and Marketing, Compatible Systems. In January 1996 Mr. Flanagan became Vice President and General Manager of Compatible Systems. In January 1997 he was appointed Vice President and General Manager, Compatible Business Group.

     Mr. Charles E. Fonner joined the Company in 1979 and was elected Vice President of Systems Marketing in 1991. In 1992 Mr. Fonner became Vice President of Product Management and Marketing. In January 1996 he became Vice President of Business Development, and in November 1996 he was appointed Vice President and General Manager, The SmartCard Group.

     Mr. Gregory R. Grodhaus joined the Company in 1995 as Vice President and General Manager of Enterprise Storage Systems. In January 1997 he was appointed Vice President and General Manager, Server Business Group. Before joining Amdahl, he was the President and Chief Executive Officer of IPL Systems, prior to which he served in a variety of roles at Memorex Telex Corporation.

     Mr. Orval J. Nutt joined the Company in 1976 and was elected Vice President of Corporate Marketing in 1986 and Vice President and General Manager of U.S. Operations in 1991. In 1993 Mr. Nutt became Vice President and General Manager of Worldwide Field Operations. In January 1996 he became Chief Marketing Officer and Vice President of Corporate Marketing.

     Mr. Michael J. Poehner joined the Company in 1992 as Vice President and General Manager, East Area, Office of Field Operations. In 1994 he became Vice President and General Manager of the Business Solutions Group. In 1995 he was appointed President and Chief Operating Officer of DMR Group Inc. Then in June 1996 Mr. Poehner was appointed Chief Executive Officer, while retaining his position as President.

     Mr. Anthony M. Pozos has been Senior Vice President, Human Resources and Corporate Services since 1986. Mr. Pozos joined the Company in 1976 as Corporate Vice President, Industrial Relations, and in 1983 assumed responsibility for Corporate Services.

     Mr. William R. Riley joined the Company in 1980. He held positions of increasing responsibility within the Company until he was appointed Area General Manager, North America, Office of Field Operations in January 1996. In November 1996 Mr. Riley was appointed Vice President & General Manager, Worldwide Sales.

     Mr. Bruce J. Ryan joined the Company in 1994 as Senior Vice President, Chief Financial Officer and Corporate Secretary. In January 1996 he became Executive Vice President and retained his positions of Chief Financial Officer and Corporate Secretary. From 1993 through 1994 Mr. Ryan was Vice President of Industry Marketing at Digital Equipment Corporation, where prior to which he served as Vice President and Corporate Controller.

     Mr. Ernest B. Thompson joined the Company in 1978 as Controller. He was elected Vice President in 1980.

     Mr. David B. Wright joined the Company in 1987 as a regional Vice President of Sales. After being named Vice President of Commercial U.S. Sales in 1989 and Vice President and General Manager of European Operations in 1992, Mr. Wright was appointed Vice President and General Manager of Worldwide Field Operations in 1993. In January 1996 he became Executive Vice President of the Enterprise Computing Group.

ITEM 2.           PROPERTIES

     Amdahl's corporate headquarters is in Sunnyvale, California as are its principal United States manufacturing, engineering and educational facilities. Of these facilities, Amdahl owns 339,678 square feet and leases 722,436 square feet. Amdahl also leases approximately 104 sales and service offices throughout the United states, Canada, Europe and Asia Pacific. See also "Note 13 - Lease Commitments" of the Annual Report.

     An additional 46 locations were added worldwide due to the acquisitions of C.E. Services, Inc., DMR Group Inc. and Trecom Business Systems, Inc. Lease obligations assumed with the acquisition of C. E. Services cover approximately 300,000 square feet in seven locations, including major sites in Texas, Illinois and England. Obligations assumed in the acquisition of DMR Group and Trecom Business Systems cover approximately 472,000 square feet of leased space, including major sites in Georgia, New Jersey; Melbourne, Australia; and throughout Canada. A 15,000 square foot owned facility in Belgium was also acquired with DMR Group.

     Restructuring actions, which began in 1993, caused certain Company facilities and properties to be under utilized. Included within this group of facilities and properties are 494,693 square feet of leased properties worldwide, and two buildings in San Jose (168,536 square feet). The 494,693 square feet of leased properties are subleased or offered for sublease. The San Jose buildings are leased to third parties.


ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS

         Not Applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The information under "Common Stock Dividends and Price Range" of the Annual Report is incorporated by reference.


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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information under "Certain Information with Respect to Directors and Executive Officers - Nominees to the Board of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement is incorporated by reference. Also refer to the item entitled "Executive Officers of Amdahl" in Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         The information under "Certain Information with Respect to Directors and Executive Officers - Director Compensation" and "Executive Compensation" (but excluding the information under "Compensation Committee and Stock Plan Administration Committee Report on Executive Compensation" and "Company Stock Price Performance") in the Proxy Statement is incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information under "Principal Stockholders" and "Certain Information with Respect to Directors and Executive Officers Security Ownership" in the Proxy Statement is incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under "Certain Information with Respect to Directors and Executive Officers - Compensation Committee Interlocks and Insider Participation," "Certain Transactions" and "Loans to Executive Officers" in the Proxy Statement is incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K


    (a)(1)        Financial Statements

                  Consolidated Financial Statements

                  The following consolidated financial statements and related notes, together with the report on the financial statements and related notes from the Company's independent public accountants, Arthur Andersen LLP, are incorporated by reference from the Annual Report:

                  Consolidated Balance Sheets for December 27, 1996 and December 29, 1995;

                  Consolidated Statements of Operations for each of the three years in the period ended December 27, 1996;

                  Consolidated Statements of Cash Flows for each of the three years in the period ended December 27, 1996; and

                  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 27, 1996.


     (a)(2)       Schedules Supporting Consolidated Financial
                  Statements

                  Report of Independent Public Accountants on Schedules

                  Schedule II -- Valuation and Qualifying Accounts and
                  Reserves

                  Schedules not listed above have been omitted because they are not required or the information required in the schedules is included in the consolidated financial statements or the notes to the consolidated financial statements.

      (a)(3)      Exhibits

                  Exhibit         Description
                  -------         -----------

                  3(a) Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) to Form 10-K for the fiscal year ended December 30, 1994)

                  *3(b)           Restated By-Laws

                                  Executive Compensation Plans and Agreements
                                  --------------------------------------------

                  *10(a) Amdahl Corporation 1994 Stock Incentive Plan, as amended

                  10(b) Amdahl Corporation Long-Term Executive Incentive Performance Plan, as amended (incorporated by reference to Exhibit 10(c) to Form 10-Q for the fiscal period ended March 29, 1996)

                  10(c) Amdahl Corporation Short-Term Executive Incentive Performance Plan (incorporated by reference to Exhibit 10(a) to Form 10-Q for the fiscal period ended March 31, 1995)

                  10(d) Amdahl Corporation Officer Loan Program, as amended (incorporated by reference to Exhibit 10(c) to Form 10-K for the fiscal year ended December 30, 1994)

                  10(e) Amdahl Corporation Director Fee Deferral Election Plan, as amended (incorporated by reference to Exhibit 10(g) to Form 10-K for the fiscal year ended December 25, 1992)

                  10(f) Amdahl Corporation Deferral Election Plan, as amended (incorporated by reference to Exhibit 10(a) to Form 10-Q for the fiscal period ended June 30, 1995)

                  10(g) Amdahl Corporation Corporate Officer Severance Guidelines (incorporated by reference to Exhibit 10(f) to Form 10-K for the fiscal year ended December 30, 1994)

                  10(h) Form of Restricted Stock Purchase Agreement under the Restricted Stock Plan (incorporated by reference to Exhibit 4(k) of Registrant's Registration Statement 33-54171, filed June 17, 1994)

                  10(i) Agreement with Named Executive Officer (incorporated by reference to Exhibit 10(k) to Form 10-K for the fiscal year ended December 29, 1995)

                  10(j) Promissory Note with Named Executive Officer and Second Deed of Trust Securing the Note (incorporated by reference to Exhibit 10(l) to Form 10-K for the fiscal year ended December 29, 1995)

                  10(k) Summary of Terms of Resignation Agreement with Named Executive Officer dated March 14, 1996 (incorporated by reference to Exhibit 10(a) to Form 10-Q for the fiscal period ended March 29, 1996)

                  10(l) Amdahl Corporation 1996 Bonus Program for Officers, Vice Presidents, Seniors and Keys (incorporated by reference to Exhibit 10(b) to Form 10-Q for the fiscal period ended March 29, 1996)

                  10(m) Amdahl Corporation Restricted Stock Purchase Agreement with Named Executive Officer (incorporated by reference to Exhibit 10(d) to Form 10-Q for the fiscal period ended March 29, 1996)

                  10(n) Amdahl Corporation Stock Purchase Agreement with Named Executive Officer (incorporated by reference to Exhibit 10(e) to Form 10-Q for the fiscal period ended March 29, 1996)

                  10(o) Agreement with Named Executive Officer (incorporated by reference to Exhibit 10 to Form 10-Q for the fiscal period ended June 28, 1996)

                  10(p) Termination Agreement with Named Executive Officer (incorporated by reference to Exhibit 10 to Form 10-Q for the fiscal period ended September 27, 1996)

                  *10(q) Form of Indemnification Agreement between the Company and its Executive Officers

                  *10(r) Form of Indemnification Agreement between the Company and Members of the Board of Directors

                                  Other Material Agreements
                                  -------------------------

                  10(s) Partnership Agreement dated June 21, 1993 between wholly-owned subsidiaries of Amdahl and Electronic Data Systems Corporation (Portions of this exhibit are deleted pursuant to a request for confidential treatment) (incorporated by reference to
                                  Exhibit 10(y) to Form 10-K for the fiscal year ended December 31, 1993)

                  10(t) Joint Development Agreement between Amdahl and Fujitsu dated December 8, 1993 (Portions of this exhibit are deleted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10(aa) to Form 10-K for the fiscal year ended December 31, 1993)

                  10(u) Loan Agreement between Amdahl and Fujitsu dated January 29, 1994 (incorporated by reference to Exhibit 10(c) to Form 10-Q for the fiscal period ended April 1, 1994)

                                  Additional Exhibits
                                  -------------------

                  *13 Annual Report to Stockholders for fiscal year 1996 (only those portions incorporated by reference)

                  *21             List of Subsidiaries

                  *23             Consent of Arthur Andersen LLP

                  *24             Power of Attorney

                  *27             Financial Data Schedule

         *Filed herewith


    (b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 27, 1996.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES




To Amdahl Corporation:

         We  have  audited  in  accordance  with  generally   accepted  auditing
standards, the consolidated financial statements included in Amdahl Corporation's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         /s/Arthur Andersen LLP
                                                         ----------------------
                                                            ARTHUR ANDERSEN LLP


San Jose, California
January 28, 1997




                                                             SCHEDULE II
                                                 AMDAHL CORPORATION AND SUBSIDIARIES

                                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                           (in thousands)

                                                              Additions
                                            Balance           Charged               Reserves
                                            at                to Costs              of                                     Balance
                                            Beginning         and                   Acquired             Deduc-            at end
                                            of Period         Expenses              Companies            tions(2)          of Period
                                            ---------         --------              ---------            --------          ---------


Year Ended
 December 30, 1994:

 Doubtful Receivables                       $  3,266          $ 2,080(1)            $   ---              $    150          $ 5,196
 Future Engineering                         ========          ==========            ========             ========          =======
  Changes                                   $ 57,133          $   ---               $   ---              $ 18,490          $38,643
                                            ========          ==========            ========             ========          =======

Year Ended
 December 29, 1995:

 Doubtful Receivables                       $  5,196          $   656(1)            $ 1,374              $  1,262          $ 5,964
 Future Engineering                         ========          ==========            ========             ========          =======
  Changes                                   $ 38,643          $   ---               $   ---              $ 35,342          $ 3,301
                                            ========          ==========            ========             ========          =======

Year Ended
 December 27, 1996:

 Doubtful Receivables                       $  5,964          $ 6,524(1)            $   425              $  2,728          $10,185
 Future Engineering                         ========          ==========            ========             ========          =======
  Changes                                   $  3,301          $   ---               $   ---              $    751          $ 2,550
                                            ========          ==========            ========             ========          =======

(1)  Estimated uncollectible accounts receivable.

(2) The  deductions  represent  charges  against the reserves for the purposes  for which the reserves  were  established.  Doubtful receivables deductions also include changes in estimates.

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

         The  preceding  undertaking  is hereby  incorporated  by  reference  to
outstanding   Registration  Statements  Nos.  33-55460,   33-54171,   333-01943,
333-01945, 333-02009 and 333-08583 of the Company on Form S-8.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of March, 1997.

                                               AMDAHL CORPORATION

                                               /s/John C. Lewis
                                               ------------------
                                               John C. Lewis
                                               Chairman of the Board, President
                                               and Chief Executive Officer

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


Signatures                                  Title                                      Date
----------                                  -----                                      ----

/s/John C. Lewis                            Chairman of the Board,                     March 24, 1997
----------------                            President and Chief
John C. Lewis                               Executive Officer
                                            (Principal Executive
                                             Officer)

/s/Ernest B. Thompson                       Vice President                             March 24, 1997
---------------------                       and Controller
Ernest B. Thompson                          (Principal Accounting
                                             Officer)

/s/Bruce J. Ryan                            Executive Vice                             March 24, 1997
----------------                            President, Chief
Bruce J. Ryan                               Financial Officer
                                            and Corporate
                                            Secretary
                                            (Principal Financial
                                             Officer)


Directors:

Michael R. Hallman*
E. F. Heizer, Jr.*
Kazuto Kojima*
Burton G. Malkiel*
Takeshi Maruyama*
George R. Packard*
Walter B. Reinhold*
Takashi Takaya*
J. Sidney Webb*

*By:     /s/Bruce J. Ryan                  Attorney-in-Fact                             March 24, 1997
         ----------------
         Bruce J. Ryan

                                 Exhibit Index


Item           Description
----           -----------
3(b)           Restated By-Laws

10(a)          Amdahl Corporation 1994 Stock Incentive Plan, as amended

10(q) Form of Indemnification Agreement between the Company and its Executive Officers

10(r) Form of Indemnification Agreement between the Company and Members of the Board of Directors

13 Annual Report to Stockholders for fiscal year 1996 (only those portions incorporated by reference)

21             List of Subsidiaries

23             Consent of Arthur Andersen LLP

24             Power of Attorney

27             Financial Data Schedule