Form 10-Q
period 1997-03-28
AMDAHL CORP
filed 1997-05-12
CIK 4427

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934.

                  For the quarterly period ended March 28, 1997

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


                                      Yes    X
                                       No


Number of shares of common stock, $.05 par value, outstanding at May 2, 1997: 122,672,369.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Amdahl Corporation (the Company) believes the information included in the following report on Form 10-Q, when read in conjunction with the financial statements and related notes included in the Company's 1996 Annual Report to Stockholders, not to be misleading.

CERTAIN OF THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-Q ARE FORWARD LOOKING AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES WHICH ARE DESCRIBED IN THE SECTION OF THIS REPORT TITLED MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, THE COMPANY'S 1996 ANNUAL REPORT TO STOCKHOLDERS AND IN OTHER DOCUMENTS FILED FROM TIME TO TIME WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION, INCLUDING WITHOUT LIMITATION, THE REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 27, 1996. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED.

The results of operations for the three months ended March 28, 1997, are not necessarily indicative of results for the entire year ending December 26, 1997.


                           AMDAHL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                           MARCH 28, 1997 AND DECEMBER 27, 1996
                                  (Dollars in thousands)
                                        (Unaudited)


                                                                   1997            1996
                                                                -----------     -----------

               Assets
 Current assets:
   Cash and cash equivalents                                  $    197,861    $    134,646
   Restricted cash                                                  56,642          57,126
   Short-term investments                                          149,862         210,671
   Receivables, net of allowances                                  373,290         498,851
   Inventories -
     Purchased materials                                            25,280          30,766
     Systems in process                                             25,548          26,407
     Finished goods                                                 57,618          71,582
   Prepaid expenses and deferred tax benefit                        84,969          86,360
                                                                -----------     -----------
       Total current assets                                        971,070       1,116,409
                                                                -----------     -----------
 Long-term receivables and other assets                             38,139          33,647
                                                                -----------     -----------
 Property and equipment, at cost:
   Leased systems                                                   28,137          41,582
   System spares                                                   356,284         368,209
   Production and data processing equipment                        324,284         318,527
   Office furniture, equipment, and improvements                   143,092         140,050
   Land and buildings                                               78,388          82,318
                                                                -----------     -----------
                                                                   930,185         950,686
   Less - Accumulated depreciation and amortization               (688,426)       (705,723)
                                                                -----------     -----------
       Property and equipment, net                                 241,759         244,963
                                                                -----------     -----------
 Excess of cost over net assets acquired, net of amortization      198,615         201,385
                                                                -----------     -----------
                                                              $  1,449,583    $  1,596,404
                                                                ===========     ===========
                  Liabilities and stockholders' equity

 Current liabilities:
   Notes payable and short-term debt                          $     34,328    $     45,053
   Short-term debt - stockholder (Fujitsu Limited)                  80,000          80,000
   Accounts payable                                                 99,540         141,697
   Accounts payable - stockholder (Fujitsu Limited)                 28,598          68,625
   Accrued liabilities                                             501,665         541,743
                                                                -----------     -----------
       Total current liabilities                                   744,131         877,118
                                                                -----------     -----------
 Long-term liabilities                                              41,903          43,663
                                                                -----------     -----------
 Deferred income taxes                                              60,144          62,375
                                                                -----------     -----------
 Stockholders' equity:
   Common stock, $.05 par value -
     Authorized  - 200,000,000 shares
     Outstanding - 122,312,000 shares in 1997
       and 121,753,000 shares in 1996                                6,116           6,088
   Additional paid-in capital                                      559,332         555,690
   Retained earnings                                                33,308          44,313
   Cumulative translation adjustments                                8,295           9,300
   Unrealized holding losses on securities                          (3,646)         (2,143)
                                                                -----------     -----------
       Total stockholders' equity                                  603,405         613,248
                                                                -----------     -----------
                                                              $  1,449,583    $  1,596,404
                                                                ===========     ===========


The accompanying notes are an integral part of these financial statements.


                           AMDAHL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          -------------------------------------
                     (In thousands, except per common share amounts)
                                          (Unaudited)



                                                             FOR THE THREE MONTHS ENDED
                                                          MARCH 28, 1997     MARCH 29, 1996
                                                         ---------------    ---------------

  REVENUES
    Equipment sales                                      $      112,867     $       94,464
    Service, software and other                                 280,038            222,564
                                                           -------------      -------------
                                                                392,905            317,028
                                                           -------------      -------------
  COST OF REVENUES
    Equipment sales                                              71,537             85,584
    Service, software and other                                 219,606            158,862
                                                           -------------      -------------
                                                                291,143            244,446
                                                           -------------      -------------
     Gross margin                                               101,762             72,582
                                                           -------------      -------------
  OPERATING EXPENSES
    Engineering and development                                  24,674             30,563
    Marketing, general and administrative                        87,227             96,353
                                                           -------------      -------------
                                                                111,901            126,916
                                                           -------------      -------------
     Loss from operations                                       (10,139)           (54,334)
                                                           -------------      -------------
  INTEREST
    Income                                                        4,989              8,396
    Expense                                                      (2,855)            (2,216)
                                                           -------------      -------------
                                                                  2,134              6,180
                                                           -------------      -------------
     Loss before provision for
        (benefit from) income taxes                              (8,005)           (48,154)

  PROVISION FOR (BENEFIT FROM) INCOME TAXES                       3,000             (9,631)
                                                           -------------      -------------
  NET LOSS                                               $      (11,005)    $      (38,523)
                                                           =============      =============

  PER COMMON SHARE AMOUNTS:


    Net loss                                             $         (.09)    $         (.32)
                                                           =============      =============

    Average outstanding shares                                  122,109            119,566
                                                           =============      =============


The accompanying notes are an integral part of these financial statements.


                          AMDAHL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                      (Unaudited)




                                                                            FOR THE THREE MONTHS ENDED
                                                                          MARCH 28,            MARCH 29,
                                                                             1997                 1996
                                                                        -------------- ----- --------------


Cash and cash equivalents at beginning of period                            $  134,646           $  192,980
                                                                        --------------       --------------
Cash flows from operating activities:
    Net loss                                                                   (11,005)             (38,523)
    Adjustments to reconcile net loss to net cash provided by
        (used for) operating activities:
        Depreciation and amortization                                           24,070               25,948
        Deferred income tax provision                                           (2,231)               1,153
        Gain on dispositions of assets                                            (406)                (432)
    Changes in assets and liabilities net of effects of business acquisitions:
        Decrease in receivables                                                120,119               44,191
        (Increase) decrease in inventories                                      19,778               (3,108)
        (Increase) decrease in prepaid expenses and deferred
        tax benefit                                                                746              (15,155)
        Increase in long-term receivables and other assets                      (4,215)              (3,301)
        Decrease in accounts payable                                           (79,541)             (16,460)
        Decrease in accrued liabilities                                        (36,758)             (31,652)
        Increase (decrease) in long-term liabilities                               805               (2,396)
    Net cash provided by (used for) operating activities                        31,362              (39,735)
                                                                        --------------       --------------

Cash flows from investing activities:
    Purchases of available-for-sale short-term investments                     (12,507)             (84,623)
    Proceeds from sales of available-for-sale investments                       11,818              134,270
    Proceeds from maturities of short-term investments                          60,155                    -
    Capital expenditures:
        Leased systems                                                            (594)             (12,644)
        System spares                                                           (5,229)              (3,384)
        Other property and equipment                                           (21,973)             (12,131)
    Proceeds from property and equipment  sales                                  5,315                1,359
    Net cash provided by investing activities                                   36,985               22,847
                                                                        --------------       --------------

Cash flows from financing activities:
    Decrease in notes payable and short-term debt                               (5,120)              (3,986)
    Repayments of long-term borrowings                                          (2,159)                (746)
    Sale of common stock and exercise of options                                 3,670                2,050
    Net cash used for financing activities                                      (3,609)              (2,682)
                                                                        --------------       --------------
Effect of exchange rate changes on cash                                         (1,523)                (892)
                                                                        --------------       --------------
    Net increase (decrease) in cash and cash equivalents                        63,215              (20,462)
Cash and cash equivalents at end of period                                  $  197,861           $  172,518
                                                                        ==============       ==============


The accompanying notes are an integral part of these financial statements.

                       AMDAHL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The accompanying interim financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1996 Annual Report to Stockholders.


RELATIONSHIP WITH FUJITSU LIMITED

During the first quarter of 1997 the Company recognized equipment sales to Fujitsu Limited (Fujitsu) under distributorship and other arrangements which contributed $5,154,000 to equipment sales compared to $7,486,000 in the first quarter of 1996.

In 1995 the Company entered into a contract manufacturing agreement with HaL Computer Systems, Inc. (HaL), a wholly-owned subsidiary of Fujitsu, whereby Amdahl agreed to manufacture open system workstations for HaL. The Company also performed circuit board assembly for Ross Technology, Inc., a majority-owned subsidiary of Fujitsu. Both of these agreements were completed in 1996 and contributed $4,427,000 and a negative $1,536,000 to equipment sales and gross margin in the first quarter of 1996.

Fujitsu reimburses Amdahl for certain specific engineering development activities performed by Amdahl from time to time related to products which are being jointly developed by Amdahl and Fujitsu. In connection with these development efforts, Amdahl recorded $8,903,000 as an offset to engineering and development expenses in the first quarter of 1997, compared to $6,200,000 in the first quarter of 1996.

In March 1997 Amdahl granted Fujitsu a license for certain storage system software for use in conjunction with Fujitsu's proprietary operating system for $4,700,000. This amount was recognized in first quarter 1997 as software revenue. In addition, Fujitsu has agreed to compensate Amdahl as a result of changes to development schedules requested by Fujitsu for storage products currently being developed by Fujitsu for the Company under existing joint development programs. Of this compensation, the Company recognized a credit of $6,200,000 which reduced equipment sales cost of revenues in the first quarter of 1997.

Amounts due from Fujitsu and their subsidiaries included in receivables were $27,782,000 and $43,906,000 as of March 28,1997 and December 27, 1996,
respectively.

At March 28, 1997 and December 27, 1996, $80,000,000 was outstanding under the loan agreement with Fujitsu. The terms of the loan were renegotiated in January 1997, and the full amount is payable in January 1998. Interest expense associated with the loan was $1,375,000 and $1,558,000 in the first quarters of 1997 and 1996, respectively.


SUPPLEMENTARY CASH FLOW DISCLOSURE

Income taxes of $3,403,000 (net of taxes refunded of $152,000) were paid by the Company in the first three months of 1997, and income taxes of $4,555,000 were refunded to the Company in the first three months of 1996. Interest paid on all borrowings was $2,813,000 and $2,231,000 for the first three months of 1997 and 1996, respectively.

NONCASH INVESTING ACTIVITIES

Net inventory capitalized into property, plan and equipment was $7,474,000 in the first three months of 1997, and transfers of Amdahl-manufactured systems from net property, plant and equipment to inventories were $6,942,000 in the first three months of 1996.


SUBSEQUENT EVENTS

On April 22, 1997 the Company paid $65 million in cash for the remaining purchase price of Trecom Business Systems, Inc. (Trecom), which was acquired in the second quarter of 1996.

On April 16, 1997 Amdahl's professional services company, DMR Trecom, Inc., acquired William J. Kelley & Co., Inc., a Boston- based information technology firm, for $5,100,000. The acquisition will be accounted for in the second quarter of 1997 using the purchase method of accounting.

A lawsuit was filed against the Company in June 1995 by an equipment supplier for breach of contract. The Company filed a counterclaim against the supplier in July 1995 for amounts it believed were owed to it by the supplier. On May 5, 1997 a judgement was awarded in favor of the supplier for approximately $4 million.


NEW ACCOUNTING STANDARDS

In February 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share, which will be adopted by the Company in the fourth quarter of 1997. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and to disclose the methodology used for the calculation. If SFAS No. 128 had been applied by the Company during the first quarter of 1997 and 1996, basic net income per share and diluted net income per share would not have changed.

In February 1997 FASB issued SFAS No. 129, Disclosure of Information about Capital Structure, which will be adopted by the Company in the fourth quarter of 1997. SFAS No. 129 requires companies to disclose certain information about their capital structure. The Company does not anticipate that SFAS No. 129 will have a material impact on its financial position, results of operations or cash flows.

                       AMDAHL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1996 Annual Report to Stockholders.

RESULTS OF OPERATIONS

First quarter of 1997 compared to first quarter of 1996:

Total revenues increased 24% to $392,905,000 in the first quarter of 1997 from $317,028,000 in the first quarter of 1996. Equipment sales revenues increased 20% in the first quarter of 1997 from the first quarter of 1996. Equipment sales were 29% and 30% of total revenues in the first quarters of 1997 and 1996, respectively. The first quarter 1997 equipment sales included revenues from shipments of the Company's Millennium CMOS systems which were not yet available for sale in the first quarter of 1996. Revenues from equipment sales of 5995M systems decreased 53% in the first quarter of 1997 from the first quarter of 1996 due to severe price competition and the limited availability of these systems during first quarter 1997. Revenues from storage product equipment sales increased 24% in the first quarter of 1997 when compared to the same period of 1996 due to increased shipments in open system storage products.

Service, software and other revenues were 71% and 70% of total revenues in the first quarters of 1997 and 1996, respectively. Service, software and other revenues increased 26% in the first quarter of 1997 from the first quarter of 1996, primarily reflecting consulting services revenues from Trecom, which was acquired in the second quarter of 1996.

Total gross margin was 26% of revenues in the first quarter of 1997, compared to 23% in the first quarter of 1996. The gross margin percentage on equipment sales increased to 37% in the first quarter of 1997 from 9% in the first quarter of 1996 due in large part to sales of the Millennium systems which have higher gross margins than the 5995M systems.

The gross margin on service, software and other revenues decreased to 27% in the first quarter of 1997 from 29% in the first quarter of 1996. The primary cause of the decrease is that gross margins from the maintenance business have been negatively effected by competitive pricing pressures and an erosion of the installed base of older generations of mainframe. In addition, the consulting and professional services businesses contributed a greater proportion of revenues during 1997. These businesses generate lower gross margins than the Company's hardware maintenance business which predominated services revenues in 1996.

First quarter 1997 engineering and development expenses decreased $6 million or 19% when compared to the first quarter of 1996. The reduction in engineering and development expenses is primarily due to reductions in its workforce and facilities to levels more appropriate to current business requirements. This reduction also contributed to the decrease of first quarter 1997 marketing, general and administrative expenses of $11 million or 11% when compared to the first quarter of 1996.

Net interest income decreased $4 million in the first quarter of 1997 from the first quarter of 1996 due primarily to a reduction in short-term investments, reflecting cash used for operations and the payment of $66 million for the acquisition of Trecom in the second quarter of 1996.

The effective income tax rate was negative 36% in the first quarter of 1997, compared to 20% in the first quarter of 1996.


FINANCIAL CONDITION
March 28, 1997 Compared to December 26, 1996

The Company's net cash position (cash, restricted cash and short-term investments net of short-term and long-term debt, excluding capitalized lease obligations) increased by $11 million from December 27, 1996 to March 28, 1997. Cash, cash equivalents, restricted cash and short-term investments increased $2 million. Receivables decreased $126 million, reflecting lower revenues.

Inventories   decreased  $20  million,  due  to  lower  manufacturing  costs  on
Millennium mainframe systems.


LIQUIDITY

The nature of the computer industry, combined with the current economic environment, make it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that existing cash and short-term investments will be adequate to finance continuing operations, investments in property and equipment, inventories and spare parts, expenditures for the development of new products, repayment of outstanding debt and the remaining liability for the acquisition of Trecom, at least through 1997. Over the longer term, Amdahl must successfully execute its plans to generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds, either from external sources of cash or from the sale of business assets.

                           PART II. OTHER INFORMATION



Item 1.           Legal Proceedings

                  Not applicable.

Item 2.           Changes in Securities

                  Not applicable.

Item 3.           Defaults upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  Not applicable

Item 5.           Other information

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits


                           10 First amendment to loan agreement between Amdahl Corporation and Fujitsu Limited dated January 27, 1994.

                           27       Financial data schedule.

                  (b)      Reports on Form 8-K

                           Not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          AMDAHL CORPORATION



Date: May 9, 1997                   By:  /s/ John C. Lewis
     ----------------------              ----------------------
                                         John C. Lewis
                                         Chairman of the Board,
                                         President and
                                         Chief Executive Officer




Date: May 9, 1997                   By:  /s/ Ernest B. Thompson
     ---------------------               --------------------------
                                         Ernest B. Thompson
                                         Vice President and Controller
                                         (Principal Accounting Officer)