Form 10-Q
period 1997-06-27
AMDAHL CORP
filed 1997-08-11
CIK 4427

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934.

                  For the quarterly period ended June 27, 1997

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


                                      Yes X
                                      No


Number of shares of common stock, $.05 par value, outstanding at August 1, 1997: 122,984,000.

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

The results of operations for the six months ended June 27, 1997 are not necessarily indicative of results for the entire year ending December 26, 1997.


                       AMDAHL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 27, 1997 AND DECEMBER 27, 1996
                             (Dollars in thousands)
                                   (Unaudited)


                                                                   1997            1996
                                                                -----------     -----------

               Assets
 Current assets:
   Cash and cash equivalents                                  $    126,893    $    134,646
   Restricted cash                                                       -          57,126
   Short-term investments                                          184,002         210,671
   Receivables, net of allowances                                  425,986         498,851
   Inventories -
     Purchased materials                                            17,610          30,766
     Systems in process                                             28,130          26,407
     Finished goods                                                 42,969          71,582
   Prepaid expenses and deferred tax benefit                        64,020          86,360
                                                                -----------     -----------
       Total current assets                                        889,610       1,116,409
                                                                -----------     -----------
 Long-term receivables and other assets                             38,429          33,647
                                                                -----------     -----------
 Property and equipment, at cost:
   Leased systems                                                   29,336          41,582
   System spares                                                   345,465         368,209
   Production and data processing equipment                        327,743         318,527
   Office furniture, equipment, and improvements                   144,788         140,050
   Land and buildings                                               78,426          82,318
                                                                -----------     -----------
                                                                   925,758         950,686
   Less - Accumulated depreciation and amortization               (683,959)       (705,723)
                                                                -----------     -----------
       Property and equipment, net                                 241,799         244,963
                                                                -----------     -----------
 Excess of cost over net assets acquired, net of amortization      201,798         201,385
                                                                -----------     -----------
                                                              $  1,371,636    $  1,596,404
                                                                ===========     ===========
                  Liabilities and stockholders' equity

 Current liabilities:
   Notes payable and short-term debt                          $     42,162    $     45,053
   Short-term debt - stockholder (Fujitsu Limited)                  80,000          80,000
   Accounts payable                                                112,111         141,697
   Accounts payable - stockholder (Fujitsu Limited)                 24,911          68,625
   Accrued liabilities                                             397,117         541,743
                                                                -----------     -----------
       Total current liabilities                                   656,301         877,118
                                                                -----------     -----------
 Long-term liabilities                                              48,140          43,663
                                                                -----------     -----------
 Deferred income taxes                                              57,812          62,375
                                                                -----------     -----------
 Stockholders' equity:
   Common stock, $.05 par value -
     Authorized  - 200,000,000 shares
     Outstanding - 122,780,000 shares in 1997
       and 121,753,000 shares in 1996                                6,139           6,088
   Additional paid-in capital                                      563,041         555,690
   Retained earnings                                                35,395          44,313
   Cumulative translation adjustments                                7,005           9,300
   Unrealized holding losses on securities                          (2,197)         (2,143)
                                                                -----------     -----------
       Total stockholders' equity                                  609,383         613,248
                                                                -----------     -----------
                                                              $  1,371,636    $  1,596,404
                                                                ===========     ===========


The accompanying notes are an integral part of these financial statements.



                       AMDAHL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (In thousands, except per common share amounts)
                                   (Unaudited)



                                                             FOR THE THREE MONTHS ENDED
                                                         JUNE 27, 1997      JUNE 28, 1996
                                                         ---------------    ---------------

  REVENUES
   Equipment sales                                      $      129,636     $      106,395
   Service, software and other                                 308,840            276,459
                                                           -------------      -------------
                                                               438,476            382,854
                                                           -------------      -------------
  COST OF REVENUES
   Equipment sales                                              80,030            252,350
   Service, software and other                                 251,611            207,398
                                                           -------------      -------------
                                                               331,641            459,748
                                                           -------------      -------------
     Gross margin                                              106,835            (76,894)
                                                           -------------      -------------
  OPERATING EXPENSES
   Engineering and development                                  24,121             32,198
   Marketing, general and administrative                        80,988            103,621
     Purchased in-process engineering and development                -             20,700
                                                           -------------      -------------
                                                               105,109            156,519
                                                           -------------      -------------
     Income (loss) from operations                               1,726           (233,413)
                                                           -------------      -------------
  INTEREST
    Income                                                       4,333              7,503
    Expense                                                     (1,972)            (2,526)
                                                           -------------      -------------
                                                                 2,361              4,977
                                                           -------------      -------------
     Income (loss) before provision for
        income taxes                                             4,087           (228,436)

  PROVISION FOR INCOME TAXES                                     2,000             21,000
                                                           -------------      -------------
  NET INCOME (LOSS)                                     $        2,087     $     (249,436)
                                                           =============      =============

  PER COMMON SHARE AMOUNTS:


    Net income (loss)                                   $          .02    $         (2.07)
                                                           =============      =============

    Average outstanding shares                                 124,774            120,221
                                                           =============      =============



The accompanying notes are an integral part of these financial statements.


                       AMDAHL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (In thousands, except per common share amounts)
                                   (Unaudited)



                                                             FOR THE SIX MONTHS ENDED
                                                          JUNE 27, 1997      JUNE 28, 1996
                                                         ---------------    ---------------
  REVENUES
    Equipment sales                                      $      242,503     $      200,859
    Service, software and other                                 588,878            499,023
                                                           -------------      -------------
                                                                831,381            699,882
                                                           -------------      -------------
  COST OF REVENUES
    Equipment sales                                             151,567            337,934
    Service, software and other                                 471,217            366,260
                                                           -------------      -------------
                                                                622,784            704,194
                                                           -------------      -------------
     Gross margin                                               208,597             (4,312)
                                                           -------------      -------------
  OPERATING EXPENSES
    Engineering and development                                  48,795             62,761
    Marketing, general and administrative                       168,215            199,974
    Purchased in-process engineering and development                  -             20,700
                                                           -------------      -------------
                                                                217,010            283,435
                                                           -------------      -------------
     Loss from operations                                        (8,413)          (287,747)
                                                           -------------      -------------
  INTEREST
    Income                                                        9,322             15,899
    Expense                                                      (4,827)            (4,742)
                                                           -------------      -------------
                                                                  4,495             11,157
                                                           -------------      -------------

     Loss before provision for income taxes                      (3,918)          (276,590)

  PROVISION FOR INCOME TAXES                                      5,000             11,369
                                                           -------------      -------------
  NET LOSS                                               $       (8,918)    $     (287,959)
                                                           =============      =============

  PER COMMON SHARE AMOUNTS:


    Net loss                                             $         (.07)    $        (2.40)
                                                           =============      =============

    Average outstanding shares                                  122,353            119,894
                                                           =============      =============



The accompanying notes are an integral part of these financial statements.


                       AMDAHL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  FOR THE SIX MONTHS ENDED
                                                                              JUNE 27, 1997          JUNE 28, 1996

Cash and cash equivalents at beginning of period                           $        134,646        $       192,980
                                                                         -------------------     -------------------
Cash flows from operating activities:
  Net loss                                                                           (8,918)              (287,959)
  Adjustments to reconcile net loss to net cash provided by
    (used for) operating activities:
    Depreciation and amortization                                                    46,506                 49,154
    Purchased in-process engineering and development                                      -                 20,700
    Write-down of processor inventories and lease systems to market                       -                130,000
    Deferred income tax provision                                                    (4,563)                 4,831
    Loss (gain) on dispositions of assets                                              (373)                   318
  Changes in assets and liabilities net of effects of business acquisitions:
    Decrease in receivables                                                          68,243                 28,446
    Decrease in inventories                                                          20,312                 63,078
    (Increase) decrease in prepaid expenses and deferred tax benefit                 20,302                 (6,239)
    Increase in long-term receivables and other assets                               (4,614)                (4,932)
    Decrease in accounts payable                                                    (71,725)               (13,848)
    Decrease in accrued liabilities                                                 (72,144)                (8,214)
    Increase (decrease) in long-term liabilities                                      7,303                 (3,203)
                                                                         -------------------     -------------------
  Net cash provided by (used for) operating activities                                  329                (27,868)
                                                                         -------------------     -------------------

Cash flows from investing activities:
  Purchases of available-for-sale short-term investments                            (64,386)              (108,493)
  Proceeds from sales of available-for-sale short-term investments                   63,556                265,029
  Proceeds from maturities of short-term investments                                 84,580                      -
  Payment of business acquisitions, net of cash acquired                             (3,327)               (67,005)
  Payment of acquisition price payable to Trecom                                    (65,209)                     -
  Capital expenditures:
    Leased systems                                                                   (2,584)               (26,131)
    System spares                                                                   (10,848)                (5,825)
    Other property and equipment                                                    (17,891)               (22,739)
  Proceeds from property and equipment  sales                                         8,537                  2,701
                                                                         -------------------     -------------------
  Net cash provided by (used for) investing activities                               (7,572)                37,537
                                                                         -------------------     -------------------

Cash flows from financing activities:
  Decrease in notes payable and short-term debt                                      (3,486)                (3,994)
  Repayments of long-term borrowings                                                 (2,480)                (1,042)
  Sale of common stock and exercise of options                                        7,402                  6,160
                                                                         -------------------     -------------------
  Net cash provided by financing activities                                           1,436                  1,124
                                                                         -------------------     -------------------
Effect of exchange rate changes on cash                                              (1,946)                (1,833)
                                                                         -------------------     -------------------
  Net increase (decrease) in cash and cash equivalents                               (7,753)                  8,960
                                                                         -------------------     -------------------
Cash and cash equivalents at end of period                                 $        126,893     $           201,940
                                                                         ===================     ===================



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


RELATIONSHIP WITH FUJITSU LIMITED

During the second quarter of 1997 the Company recognized equipment sales to Fujitsu Limited (Fujitsu) under distributorship and other arrangements which contributed $1,700,000 to equipment sales compared to $1,830,000 in the second quarter of 1996 ($6,854,000 and $9,316,000 for the first six months of 1997 and 1996, respectively).

Fujitsu reimburses Amdahl for certain specific engineering development activities performed by Amdahl from time to time related to products which are being jointly developed by Amdahl and Fujitsu. In connection with these development efforts, Amdahl recorded $6,832,000 as an offset to engineering and development expenses in the second quarter of 1997, compared to $6,200,000 in the second quarter of 1996 ($15,735,000 and $12,400,000 for the first six months of 1997 and 1996, respectively).

In March 1997 Amdahl granted Fujitsu a license for certain storage system software for use in conjunction with Fujitsu's proprietary operating system for $4,700,000. This amount was recognized in first quarter 1997 as software revenue. In addition, Fujitsu has agreed to pay Amdahl a total of $18,200,000 during 1997 in compensation for changes requested by Fujitsu to development schedules for storage products currently being developed by Fujitsu for the Company under existing joint development programs. Of this compensation, the Company recorded $6,000,000 as an offset to engineering and development expenses in the second quarter of 1997 ($12,200,000 for the first six months of 1997, of which 6,000,000 was recorded as an offset to engineering and development expenses and $6,200,000 was recorded as an offset to equipment cost of revenues).

Amounts due from Fujitsu and their subsidiaries included in receivables were $24,218,000 and $43,906,000 as of June 27,1997 and December 27, 1996,
respectively.

At June 27, 1997 and December 27, 1996, $80,000,000 was outstanding under the loan agreement with Fujitsu. The terms of the loan were renegotiated in January 1997, and the full amount is payable in January 1998. Interest expense associated with the loan was $1,400,000 and $1,364,000 in the second quarters of 1997 and 1996, respectively ($2,775,000 and $2,922,000 in the first six months of 1997 and 1996, respectively).


SUPPLEMENTARY CASH FLOW DISCLOSURE

Income taxes of $9,525,000 (net of taxes refunded of $557,000) were paid by the Company in the first six months of 1997, and income taxes of $3,162,000 (net of taxes refunded of $7,021,000) were paid by the Company in the first six months of 1996. Interest paid on all borrowings was $4,713,000 and $4,842,000 for the first six months of 1997 and 1996, respectively.

NONCASH INVESTING ACTIVITIES

Net inventory capitalized into property, plant and equipment was $7,002,000 in the second quarter of 1997, compared to a net transfer of Amdahl-manufactured systems from net property, plant and equipment to inventories of $3,771,000 in the second quarter of 1996. Net inventory capitalized into property, plant and equipment was $19,603,000 in the first six months of 1997 and $3,174,000 in the first six months of 1996.


BUSINESS ACQUISITIONS

On April 16, 1997, Amdahl's professional services company, DMR Trecom, Inc., acquired William J. Kelley & Co., Inc.(Kelley), a Boston-based information technology firm. Under the stock purchase agreement, $3 million of the purchase price was paid in April 1997 and $2.1 million is payable without interest in April 1998. The present value of the aggregate purchase price at the acquisition date, including acquisition costs, was $5.5 million.

The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values.


SUBSEQUENT EVENTS

On July 30, 1997 the Company and Fujitsu entered into a merger agreement whereby Fujitsu, through one of its subsidiaries, will purchase for $12.00 per share in cash all outstanding shares of Amdahl stock not currently owned by Fujitsu for approximately $850 million. The merger agreement was unanimously approved by the Amdahl directors who are unaffiliated with Fujitsu.

In accordance with the agreement, Fujitsu commenced a tender offer on Tuesday, August 5, 1997. The tender offer is scheduled to expire at 5:00p.m. EDT, Friday, September 5, 1997, unless extended. Pursuant to the merger agreement, if the tender offer is consummated, Fujitsu will be obligated to acquire any remaining Amdahl shares in a cash merger at the same price as the tender offer. Fujitsu currently owns approximately 42 percent of Amdahl's shares. The tender offer is subject to several conditions, including the tender of a minimum number of shares that, when added to Fujitsu's existing 42 percent stake, will represent 51 percent of the outstanding Amdahl shares on a fully diluted basis, and other customary conditions. The merger agreement further provides that upon acquisition of the minimum number of shares by Fujitsu's subsidiary, that subsidiary will be merged with and into the Company, and the separate corporate existence of the subsidiary shall cease with Amdahl continuing as the surviving corporation.

Shortly after the July 30, 1997 public announcement that Fujitsu proposed to acquire those shares of the Company that it did not already own, several putative class actions were filed in the Delaware Court of Chancery and in the California Superior Court for the County of Santa Clara challenging the fairness of the proposed transaction to Company stockholders. Cases filed in the Delaware Court of Chancery as of August 1, 1997 are: Lopez v.
Amdahl Corp., et al. (Civ. Act. No. 15833NC), filed July 30,
1997; Kaltman v. Lewis, et al. (Civ. Act. No. 15834NC), filed
July 30, 1997; Uzzo v. Lewis, et al. (Civ. Act. No. 15837, filed
July 31, 1997; O'Shea v. Kojima, et al. (Civ. Act. No. 15838), filed July 31, 1997; Gachot & Gachot, Inc. v. Amdahl Corp., et al. (Civ. Act. No. 15839), filed July 31, 1997; Crandon Capital
Partners v. Lewis, et al. (Civ. Act. No. 15840), filed July 31,
1997; Bodakian v. Amdahl Corp., et al. (Civ. Act. No. 15841), filed July 31, 1997; McCeady v. Amdahl Corp. (Civ. Act. No.
15845), filed July 31, 1997; Zicherman v. Lewis, et al. (Civ.
Act. No.15847NC), filed August 1, 1997 and Halebian v. Lewis, et al. (Civ. Act. No. 15850NC), filed August 1, 1997. Cases filed in the California Superior Court for the county of Santa Clara as of August 1, 1997 are: Lacoff v. Amdahl Corp., et al. (Case No.
CV767860), filed July 30, 1997; and Silverman v. Amdahl Corp., et al. (Case No. CV767896), filed August 1, 1997. In substance, the complaints allege that because of Fujitsu's ownership of approximately 42% of the Company, the relationship between Fujitsu and the Company and the alleged control of Fujitsu over the Company's officers and directors, Fujitsu dictated the terms of the transaction and that those terms do not reflect the fair value of the Company. The complaints also allege that the defendants - Fujitsu, the Company and several individuals serving as officers or directors of one or more of those companies - possess material non-public information regarding the fair value of the Company and breached their fiduciary and other duties to the public stockholders of the Company by failing to take adequate steps to determine the fair value of the Company or to condition the offer on acceptance by holders of a majority of the shares held by persons other than Fujitsu and its affiliates. The relief sought by the plaintiffs includes an injunction against the acquisition of shares by Fujitsu; an injunction requiring that certain steps be taken to evaluate the value of the Company; a declaration that defendants have breached their fiduciary and other duties; an accounting for damages; compensatory and/or rescissionary damages; costs of suit; and attorneys' and experts' fees in unspecified amounts. The Company believes, and understands that Fujitsu believes, that all of these suits are without merit and intends to vigorously defend such suits.

On May 5, 1997 a jury rendered a verdict in favor of one of the Company's suppliers in the amount of $3.8 million as a result of a lawsuit arising out of a contract dispute. The Company was also liable for interest and attorneys' fees but was entitled to a credit for equipment returned by the Company and either resold or utilized by the supplier for other purposes. Pursuant to a settlement and release agreement, the Company made a final payment to the supplier of $4.8 million on July 22, 1997. Full provision for the settlement and related legal costs have been recognized in the Company's financial statements.


NEW ACCOUNTING STANDARDS

In February 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share, which will be adopted by the Company in the fourth quarter of 1997. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and to disclose the methodology used for the calculation. If SFAS No. 128 had been applied by the Company during the second quarter and six months ended June 27, 1997 and June 28, 1996, basic net income per share and diluted net income per share would not have changed from what has been reported.

In July 1997 the Statement of Financial Accounting Standards
(SFAS) No. 130, Reporting Comprehensive Income, was issued and is effective for fiscal years ending after December 15, 1997. The adoption of SFAS No. 130 is not expected to have a material effect on the financial statements.

                       AMDAHL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's 1996 Annual Report to Stockholders.

RESULTS OF OPERATIONS

Second quarter and first six months of 1997 compared to second quarter and first six months of 1996:

Total revenues increased 15% to $438,476,000 in the second quarter of 1997 from $382,854,000 in the second quarter of 1996 and increased $131,499,000 or 19% in the first six months of 1997 compared to the first six months of 1996. Equipment sales revenues increased 22% in the second quarter of 1997 from the second quarter of 1996 and increased 21% in the first six months of 1997 compared to the first six months of 1996. Equipment sales were 30% and 28% of total revenues in the second quarters of 1997 and 1996, respectively. The largest component of second quarter 1997 equipment sales came from volume shipments of the Company's Millennium CMOS mainframe systems, which were not yet available for sale in the second quarter of 1996. Quarterly revenues from equipment sales of 5995M mainframe systems decreased 77% year over year, reflecting price declines and lower unit volumes associated with end-of-life sales of the Company's remaining ECL technology inventories. Revenues from storage product equipment sales increased 56% in the second quarter of 1997 when compared to the same period of 1996 due to increased volume. Equipment sales of high-performance servers increased 26% in the second quarter of 1997 compared to the same quarter a year ago, reflecting the increased volume of high-performance servers acquired under original equipment manufacturer (OEM) arrangements with Sun Microsystems.

Service, software and other revenues were 70% and 72% of total revenues in the second quarters of 1997 and 1996, respectively. Service, software and other revenues increased 12% in the second quarter of 1997 from the second quarter of 1996 and 18% in the first six months of 1997 from the first six months of 1996. The increases resulted from growth in the consulting and professional services business, partially offset by decreases in hardware maintenance revenues. Part of the growth for the first six months of 1997 compared to the same period in 1996 reflects the effect of the acquisition of Trecom Business Systems, Inc. (Trecom), which was purchased in April 1996.

Total gross margin was 24% of revenues in the second quarter of 1997 compared to a negative 20% in the second quarter of 1996, and 25% of revenues in the first six months of 1997 compared to a negative 1% in the first six months of 1996. The improvement in overall gross margin was driven by significant improvement in equipment sales gross margins from year to year. Gross margin on equipment sales increased to 38% in the second quarter of 1997 from a negative 137% in the second quarter of 1996, in large part because equipment gross margin in the second quarter of 1996 included a charge of $130 million to reduce end-of-life 5995M assets to market value. Without the $130 million charge, the gross margin from equipment sales for the second quarter and first six months of 1996 would have been a negative 15% and a negative 4%, respectively. The additional increase from 1996 to 1997 reflects higher gross margins from the Company's Millennium systems, which comprised the majority of S/390 compatible mainframe sales in 1997, compared with the older 5995M systems which dominated equipment sales in the first half of 1996.

The gross margin on service, software and other revenues decreased to 19% in the second quarter of 1997 from 25% in the second quarter of 1996 and decreased to 20% in the first six months of 1997 from 27% in the first six months of 1996. The decreases reflect the combination of a shift to professional services, which generate lower gross margins as a percentage of sales than maintenance services, and negative effects on the hardware maintenance business from competitive pricing pressures and a decline in the installed base of older generations of mainframes.

In the second quarter of 1996 the Company recorded a charge to operating expenses of $20.7 million to write off purchased in- process engineering and development that had no probable alternative future uses associated with the acquisition of Trecom. Excluding this charge, the second quarter 1997 engineering and development expenses decreased $8 million or 25% when compared to the second quarter of 1996. This decrease is due to increased engineering and development funding by Fujitsu plus reductions in the Company's workforce and facilities to levels more appropriate to current business requirements. These reductions also contributed to the decrease in second quarter 1997 marketing, general and administrative expenses of $23 million or 22% when compared to the second quarter of 1996.

Net interest income decreased $3 million in the second quarter of 1997 from the second quarter of 1996 due primarily to a reduction in short-term investments, reflecting the remaining payment of $65 million for the acquisition of Trecom in April 1997.

The effective income tax rate was 49% in the second quarter of 1997, compared to a negative 9% in the second quarter of 1996.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The following factors that may affect future operating results are supplemental to, and should be read in conjunction with, the factors discussed in the Management's Discussion and Analysis section of the Company's 1996 Annual Report to Stockholders.

Sales of the Company's Millennium mainframes remain subject to strong competitive pricing pressures. The ability of the Company to increase shipment volumes of the systems is being adversely affected by the availability of more powerful competing IBM CMOS systems in advance of the Company's introduction of its next generation of mainframes currently expected to occur in the first quarter of 1998. In addition, the terms of sale of existing Millennium systems may permit the customer to migrate to the Company's more powerful systems when they become available, which in certain cases requires the Company to defer recognizing a portion of current revenues until a future date. A continuation of the above factors would adversely affect the Company's earnings over the next several quarters. Moreover, a failure by Fujitsu to continue funding certain expenses associated with joint engineering and development activities beyond its current contractual commitments would have a material adverse effect on the Company.


FINANCIAL CONDITION
June 27, 1997 Compared to December 27, 1996

The Company's net cash position (cash, restricted cash and short-term investments net of short-term and long-term debt, excluding capitalized lease obligations) decreased by $90 million from December 27, 1996 to June 27, 1997. The decrease is due primarily to the payment of the remaining purchase price of Trecom of $65 million on April 22, 1997. Cash, cash equivalents, restricted cash and short-term investments decreased $92 million. Receivables decreased $73 million, reflecting lower quarterly revenues.

Inventories decreased $40 million, due to lower manufacturing costs of Millennium mainframe systems and the capitalization of certain inventory into property, plant and equipment of $20 million.


LIQUIDITY

The nature of the computer industry, combined with the current economic environment, make it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that existing cash and short-term investments will be adequate to finance continuing operations, investments in property and equipment, inventories and spare parts, expenditures for the development of new products, and repayment of outstanding debt at least through 1997. Over the longer term, Amdahl must successfully execute its plans to generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds, either from external sources of cash or from the sale of business assets.

                           PART II. OTHER INFORMATION



Item 1.           Legal Proceedings

                  Not applicable.

Item 2.           Changes in Securities

                  Not applicable.

Item 3.           Defaults upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  (a) Annual Meeting of Stockholders was held on May 1, 1997.

                  (b) The vote for the nominated directors was as follows:

         NOMINEE                                                        IN FAVOR                  WITHHELD
         -------                                                        --------                  --------
         John C. Lewis                                               110,113,592                 3,553,958
         Michael R. Hallman                                          110,111,022                 3,556,528
         E.F. Heizer, Jr.                                            110,127,525                 3,540,025
         Kazuto Kojima                                               110,141,756                 3,525,794
         Burton G. Malkiel                                           l10,150,901                 3,516,649
         Takeshi Maruyama                                            110,121,860                 3,545,690
         George R. Packard                                           110,127,296                 3,540,254
         Walter B. Reinhold                                          110,115,540                 3,552,010
         Takashi Takaya                                              110,122,660                 3,544,890
         J. Sidney Webb                                              110,128,705                 3,538,845

                  (c) Other matters voted upon at the meeting were as follows:

                   1.  Approval for amendments to the Amdahl Corporation
                       1994 Stock Incentive Plan:

                                                                                           % of votes cast
                 For                                            82,397,533                          72.49%
                 Against                                        30,932,524                          27.21%
                 Abstain                                           337,493                           0.30%
                                                                ----------
                 Total shares voted                            113,667,550

                  2. Ratification of the selection of Arthur Andersen LLP as independent public accountants for 1997 was approved as follows:

                                                                                           % of votes cast
                 For                                           113,247,984                          99.63%
                 Against                                           130,169                           0.11%
                 Abstain                                           289,397                           0.26%
                                                               -----------
                 Total shares voted                            113,667,550
                                                               ===========

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





                                          AMDAHL CORPORATION



Date: August 11, 1997                     By:     /s/ John C. Lewis
     --------------------------                 --------------------
                                                  John C. Lewis
                                                  Chairman of the Board,
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Date: August 11, 1997                     By:     /s/ Ernest B. Thompson
     --------------------------                 -------------------------
                                                  Ernest B. Thompson
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX

Item           Description
----           -----------

27             Financial Data Schedule